Form 10-K
period 1993-12-31
NATIONAL INCOME REALTY TRUST
filed 1994-03-30
CIK 277577

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1993

                         Commission File Number 0-9211

                         NATIONAL INCOME REALTY TRUST
             (Exact Name of Registrant as Specified in Its Charter)


          California                                      94-2537061
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


3878 Oak Lawn Avenue, Suite 300, Dallas, Texas               75219
  (Address of Principal Executive Offices)                 (Zip Code)


                                 (214) 522-9909
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                  Shares of Beneficial Interest, no par value


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes X   No
                                                       ---    ---

As of March 11, 1994, the Registrant had 3,088,663 shares of beneficial interest outstanding. Of the total shares outstanding, 2,181,796 were held by other than those who may be deemed to be affiliates, for an aggregate value of $27,272,450 based on the last trade as reported on the National Association of Securities Dealers Automated Quotation system on March 11, 1994. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.


                      - This Report Contains No Exhibits -
                                - Page 1 of 95 -

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                           Page
                                                                           ----

                                        PART I
                                        ------

Item 1.     Business...........................................              3

Item 2.     Properties.........................................              6

Item 3.     Legal Proceedings..................................             19

Item 4.     Submission of Matters to a Vote of Security
               Holders.........................................             20


                                        PART II
                                        -------


Item 5.     Market for Registrant's Shares of Beneficial
               Interest and Related Shareholder Matters........             21

Item 6.     Selected Financial Data............................             22

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............             23

Item 8.     Financial Statements and Supplementary Data........             31

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.............             67


                                        PART III
                                        --------

Item 10.    Trustees, Executive Officers and Advisor of the
               Registrant......................................             67

Item 11.    Executive Compensation.............................             82

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management......................................             85


Item 13.    Certain Relationships and Related Transactions.....             88


                                        PART IV
                                        -------

Item 14.    Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K.............................             92

Signature Page.................................................             95

                                     PART I


ITEM 1.  BUSINESS

General

National Income Realty Trust (the "Trust" or the "Registrant") is a California business trust organized pursuant to a declaration of trust dated October 31, 1978, and amended and restated as of June 15, 1987 (as amended through the date hereof, the "Declaration of Trust"). The Trust commenced operations on March 27, 1979. The Trust elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Trust has, in the opinion of the Trust's management, qualified for federal taxation as a REIT for each year subsequent to December 31, 1978.

The Trust's real estate at December 31, 1993 consisted of 35 properties held for investment, three partnerships reported on the equity method (owning 33 industrial buildings, two office buildings and a 300 unit apartment property) and 9 properties held for sale. During 1993, the Trust obtained two of the properties held for sale through foreclosure. The Trust's real estate and mortgage loan portfolios are more fully described in ITEM 2. "PROPERTIES".

Business Plan and Investment Policy

The Trust's business and only industry segment is investing in equity interests in real estate through direct acquisitions, partnerships and, to a lesser extent, financing real estate and real estate related activities through mortgage loans, including first, wraparound and junior mortgage loans. The Trust's real estate investments are located throughout the continental United States, with concentrations in Florida, California, Texas, Maryland and Colorado. Information regarding the real estate and mortgage notes receivable portfolios of the Trust is set forth in ITEM 2. "PROPERTIES" and in Schedules XI and XII to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

The Trust's business is not seasonal. The Trust has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. The Trust's plan of operation is to continue to make long-term equity investments in real estate, with an emphasis on older, middle market, multifamily properties. The type of investments made by the Trust will depend upon the availability of suitable investment opportunities. In general, the Trust intends to be an aggressive and opportunistic investor, focusing on the leveraged acquisition of 10 to 30 year old apartment complexes. Geographically, the acquisitions are expected to be concentrated in areas in which the Trust presently owns property. In addition to apartments, on a highly selected basis, the Trust is considering investing in one or more hotel properties. The Trust will also continue to seek to sell selected assets where the obtainable prices justify their disposition. With respect to properties acquired through foreclosure, the Trust intends to enhance the value of such properties through renovations and, if possible, to finance such properties with first mortgages. The Trust also intends to pursue its rights vigorously with respect to mortgage notes that are in default.

Management of the Trust

Although the Trust's Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by a contractual advisor under the supervision of the Trust's Board of Trustees. From March 1989 until March 31, 1994, Basic Capital Management, Inc. ("BCM" or the "Advisor") performed such services. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources, for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Trust's Board of Trustees.

William S. Friedman, the President and a Trustee of the Trust, served as the President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Trust until December 31, 1992. Messrs. Phillips and Friedman served as directors of BCM until December 22, 1989, and Mr. Phillips served as Chief Executive Officer of BCM until September 1, 1992. BCM is more fully described in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor".

BCM has provided advisory services to the Trust since March 28, 1989. Renewal of the Trust's advisory agreement with BCM was approved by the Trust's shareholders at the Trust's last annual meeting of shareholders held on April 26, 1993, as required by Section 4.2 of the Trust's Declaration of Trust. BCM has resigned as advisor to the Trust effective March 31, 1994. BCM also serves as advisor to Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"). All of the Trustees of the Trust, except for John A. Doyle, William
S. Friedman and Carl B. Weisbrod, are also directors or trustees of CMET, IORT and TCI. Mr. Phillips is also a general partner and until March 4, 1994, Mr. Friedman was a general partner of the general partner of National Realty, L.P. ("NRLP"). BCM performs certain administrative functions for NRLP and National Operating, L.P. ("NOLP"), the operating partnership of NRLP, on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Messrs. Phillips and Friedman served as executive officers and directors of ART until November 16, 1992 and December 31, 1992, respectively. On February 10, 1994, the Trust's Board of Trustees selected Tarragon Realty Advisors, Inc. ("Tarragon") to replace BCM as the Trust's advisor. Commencing April 1, 1994, Tarragon will provide advisory services to the Trust under an advisory agreement as discussed in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor."
Mr. Friedman serves as director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as Director, President and Chief Operating Officer of Tarragon and Trustee and Executive Vice President of the Trust. Mr. Friedman's family owns approximately 30% of the outstanding shares of the Trust.

Tarragon also serves as advisor to Vinland Property Trust ("VPT"). All of the trustees of VPT serve as Trustees of the Trust.

Commencing April 1, 1994, Tarragon will provide property management services to the Trust. Tarragon intends to subcontract with other entities for the provision of much of the property-level management services to the Trust. From February 1, 1990 through March 31, 1994, affiliates of BCM provided property management services to the Trust.

Through March 31, 1994, affiliates of BCM also received real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement as discussed in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor."

Competition

The Trust has no employees. Employees of the Advisor render services to the Trust.

The real estate business is highly competitive and the Trust competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Trust. The Trust's management believes that success against such competition is dependent upon the geographic location of the property, the performance of the property managers in areas such as marketing, collection and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Trust's management believes that general economic conditions and trends and new properties in the vicinity of each of the Trust's properties are also competitive factors.

To the extent that the Trust seeks to sell any of its real estate portfolio, the sales price for such properties may be affected by competition from governmental and financial institutions seeking to liquidate foreclosed properties.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions", most of the Trustees of the Trust also serve as officers, directors or trustees of CMET, IORT, TCI, VPT and Tarragon. The Trust's Trustees owe fiduciary duties to such other entities as well as to the Trust under applicable law. In determining to which entity a particular investment opportunity will be allocated, the trustees or directors and Tarragon consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had uninvested funds for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships", the Trust also competes with other entities which may have investment objectives similar to the Trust's and that may compete with the Trust in purchasing, selling, leasing and financing real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, Tarragon has informed the Trust that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes and other acts of God and other factors beyond the control of the Trust or the Advisor. The illiquidity of real estate investments generally may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Trust's real estate and mortgage notes receivable portfolios. However, to the extent new equity investments and mortgage lending are concentrated in any particular region, the advantages of geographic diversification may be mitigated.

ITEM 2.  PROPERTIES

The Trust's principal offices are located at One Turtle Creek, 3878 Oak Lawn Avenue, Suite 300, Dallas, Texas 75219. In the opinion of the

Trust's management, the Trust's offices are adequate for its present operations.

Details of the Trust's real estate and mortgage notes receivable portfolios at December 31, 1993, are set forth in Schedules XI and XII, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Trust's real estate and mortgage notes receivable portfolios.

The Trust's real estate portfolio consists of properties held for investment (which includes direct equity investments and partnerships) and properties held for sale, primarily obtained through foreclosure of mortgage notes receivable. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Trust's real estate and further summary information with respect to the portion of the Trust's real estate which consists of properties held for investment, the portion which consists of investments in partnerships and the portion which consists of properties held for sale.

At December 31, 1993, only the Century Centre II Office Building, with a carrying value of $24.5 million, accounted for 10% or more of the Trust's total
assets.   At December 31, 1993, 85% of the Trust's assets consisted of investments in real estate, 6% consisted of investments in partnerships and 6% consisted of mortgage notes and interest receivable. The remaining 3% of the Trust's assets at December 31, 1993, were cash, cash equivalents and other assets. It should be noted, however, that the percentage of the Trust's assets invested in any one category is subject to change and no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages listed above.

At December 31, 1993, the Trust held mortgage notes receivable secured by real estate located in several geographic regions of the continental United States, with a concentration in the Southeast, as shown more specifically in the table under "Mortgage Loans" below. The Trust's real estate is also geographically diverse. At December 31, 1993, the Trust held investments in apartments and commercial real estate in each of the geographic regions of the continental United States, although its apartments are concentrated in the Southeast, as shown more specifically in the table under "Real Estate" below.

To continue to qualify for federal taxation as a REIT under the Internal Revenue Code of 1986, as amended, the Trust will, among other things, be required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.

Geographic Regions

The Trust has divided the continental United States into the following six geographic regions.

  Northeast region comprised of the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia.

  Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia.

  Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas.

  Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin.

  Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming.

  Pacific region comprised of the states of California, Oregon and Washington.





Real Estate

At December 31, 1993, 85% of the Trust's assets were invested in real estate located throughout the continental United States. The Trust's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale, primarily obtained through foreclosure of mortgage notes receivable, and an investment in the equity securities of CMET, a REIT advised by BCM.

Types of Real Estate Investments. The Trust's real estate consists of apartments and commercial properties, primarily office buildings and shopping centers, or similar properties having established income-producing capabilities. In selecting real estate, the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are considered. The Trust may acquire properties subject to, or assume, existing debt and may mortgage, pledge or otherwise obtain financing for a portion of its real estate. The Trust's Board of Trustees may alter the types of and criteria for selecting new equity investments and for obtaining financing without a vote of shareholders to the extent such policies are not governed by the Declaration of Trust.

Although the Trust has typically invested in developed real estate, the Trust may invest in new construction or development either directly or in partnership with affiliated or unaffiliated partners. To the extent that the Trust invests in construction and development projects, the Trust would be subject to business risks, such as cost overruns and delays, associated with such high risk activities.

At December 31, 1993, the Trust was making significant capital improvements to five of its properties, the Dunhill/Devonshire, Huntington Green and Lakepointe Apartments and the Emerson Center and Rancho Sorrento Office Buildings.

In the opinion of the Trust's management, the real estate owned by the Trust is adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Trust's real estate (other than the unimproved land and a single-family residence described below) at December 31, 1993.

                                                                                             Commercial
      Region                                                     Apartments                  Properties
     ---------                                                   ----------                  ----------
     Northeast....................                                  10.9%                         - %
     Southeast....................                                  38.0                        33.6
     Southwest....................                                  16.6                        12.0
     Midwest......................                                  10.1                        30.1
     Mountain.....................                                  17.8                         3.8
     Pacific......................                                   6.6                        20.5
                                                                  ------                      ------
                                                                   100.0%                      100.0%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Trust and does not reflect the value of the Trust's investment in each region. The Trust also owns one parcel of unimproved land of 46.27 acres located in the Southeast region and one single-family residence located in the Southwest region. See Schedule XI to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Trust's real estate portfolio.



                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

A summary of activity in the Trust's owned real estate portfolio during 1993 is as follows:

 Owned properties in real estate portfolio
   at January 1, 1993.........................................      43
 Properties obtained through foreclosure......................       2
 Property sold................................................      (1)
                                                                   ---
 Owned properties in real estate portfolio
   at December 31, 1993.......................................      44





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

Properties Held for Investment. Set forth below are the Trust's properties held for investment and monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1993 and 1992:

                                                                              Monthly
                                                                             Rent Per
                                                                            Square Foot             Occupancy
                                                        Units/             ---------------       --------------
      Property               Location               Square Footage          1993      1992        1993      1992
- --------------------      --------------            ---------------        -------   -------     ------    -------
Apartments
- ----------
Bayfront                  Houston, TX                   200 units/
                                                    172,720 sq. ft.        $    .54  $    .51       97%       95%
Bay West                  Bradenton, FL                 299 units/
                                                    323,774 sq.ft.              .48       .47       92%       75%
Carlyle Towers            Detroit, MI                   162 units/
                                                    244,800 sq. ft.             .51       .50       88%       94%
Cornell                   Los Angeles, CA                55 units/
                                                     30,375 sq. ft.            1.11      1.11       84%       95%
Creekwood North           Altomonte Springs, FL         180 units/
                                                    166,500 sq.ft.              .52       .50       89%       74%
Cross Creek               Lexington, KY                 144 units/
                                                     98,190 sq.ft.              .69       .66       93%       85%
Diamond Loch              Fort Worth, TX                138 units/
                                                    135,126 sq. ft.             .48       .47       92%       89%
Dunhill/Devonshire        Denver, CO                    480 units/
                                                    336,000 sq. ft.             .52       .44       55%       39%
Fenway Hall               Los Angeles, CA                52 units/
                                                     27,175 sq. ft.            1.03      1.01       92%       92%
Flannery House            Baton Rouge, LA               120 units/
                                                    143,450 sq. ft.             .35       .33       92%       97%
Heather Hills             Temple Hills, MD              459 units/
                                                    401,229 sq. ft.             .85       .85       95%       95%
Kirklevington             Lexington, KY                 126 units/
                                                     99,080 sq. ft.             .56       .54       92%       95%
Palm Court                Miami, FL                     144 units/
                                                    125,280 sq. ft.             .62       .57       97%       97%
Park Dale Gardens         Dallas, TX                    224 units/
                                                    205,240 sq. ft.             .44       .41       88%       96%
Pheasant Pointe           Sacramento, CA                215 units/
                                                    178,666 sq. ft.             .70       .70       87%       95%
Pinecrest                 Ft. Lauderdale, FL            323 units/
                                                    226,065 sq. ft.            1.03       .96       92%       96%
Plaza Hills               Kansas City, MO                66 units/
                                                     60,855 sq. ft.             .63       .57      100%       97%
Prado Bay                 Miami, FL                     123 units/
                                                    109,756 sq. ft.             .79       .68       95%       98%
Sandstone                 Denver, CO                    288 units/
                                                    201,660 sq. ft.             .52       .48       97%       99%
Spring Pines              Houston, TX                   136 units/
                                                    118,430 sq. ft.             .47       .44       88%       94%
Woodcreek                 Denver, CO                    120 units/
                                                     99,612 sq. ft.             .64       .60       98%       92%
Woodcreek                 Jacksonville, FL              260 units/
                                                    214,700 sq. ft.             .51       .50       93%       95%

                                                                              Annual
                                                                             Rent Per
                                                                            Square Foot             Occupancy
                                                                           ---------------       --------------
      Property               Location               Square Footage          1993      1992        1993      1992
- --------------------      --------------            ---------------        -------   -------     ------    ------
Office Buildings
- ----------------
Century Centre II         San Mateo, CA             173,209 sq. ft.        $  17.87   $ 20.98       97%       98%
Emerson Center            Atlanta, GA               132,366 sq. ft.           10.88     10.65       42%       55%
NW O'Hare                 Des Plaines, IL           129,064 sq. ft.           12.27     12.32       64%       66%
Rancho Sorrento           San Diego, CA             147,827 sq. ft.            9.54     10.33       70%       71%
Shopping Centers
- ----------------
K-Mart Plaza              Charlotte, NC             133,200 sq. ft.            1.74      2.09      100%      100%
K-Mart                    Kansas City, MO            84,180 sq. ft.            3.06      3.06      100%      100%
K-Mart                    Temple Terrace, FL         63,887 sq. ft.            3.65      3.65      100%      100%
K-Mart                    Thomasville, GA            55,552 sq. ft.            2.96      2.96      100%      100%
Lakeview Mall             Manitowoc, WI             224,613 sq. ft.            2.16      2.13       69%       89%
Midland Plaza             Midland, MI                30,650 sq. ft.            3.38      3.38      100%      100%
Midway Mills              Carrollton, TX             73,314 sq. ft.            9.07      8.90       86%       81%
Northside Mall            Gainesville, FL           138,325 sq. ft.            4.23      4.17      100%      100%
Southgate                 Waco, TX                   94,675 sq. ft.            4.01      3.99       79%       75%

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In June 1993, the Trust obtained first mortgage financing secured by the Bayfront Apartments in the amount of $2.1 million. The Trust received net cash of $1.8 million. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the financing. The Trust paid a 1% mortgage brokerage and equity refinancing fee of $21,000 to BCM based upon the new first mortgage financing of $2.1 million.

In October 1991, after determining that further investment in the Century Centre II Office Building could not be justified without a substantial modification of the mortgage debt, the property was placed in bankruptcy. A plan of reorganization was filed with the bankruptcy court in March 1993 and the bankruptcy court confirmed the Plan in November 1993. The confirmed Plan of Reorganization reduces the interest rate on the $21 million first mortgage to 1-1/2% above LIBOR, which currently results in an interest rate of 5 1/2% per annum. The reduced interest rate was retroactively applied as of October 15, 1991. The Plan also extends the note's maturity two years to November 1995, with three consecutive one-year extension options.

Under the Plan, the Trust deposited $1.0 million in cash with the lender to pay accrued and unpaid interest, 1993 property taxes and all closing costs associated with the transaction. In 1994, the Trust will be required to maintain a $200,000 balance in the escrow account with the lender. The Trust has also pledged one of its properties held for sale, Stewart Square Shopping Center, as additional collateral on the first mortgage. Also pursuant to the Plan of Reorganization, the Trust acquired the $7.5 million second mortgage plus all accrued and unpaid interest of $1.7 million, for $300,000 in cash. The Trust recognized an extraordinary gain of $8.9 million in connection with the debt modification and discounted debt purchase.

In 1990, the Trust ceased making payments on the first mortgage secured by a portion of the Dunhill/Devonshire Apartments. At the time, the Trust was the holder and 50% owner of this first mortgage. The other 50% of the mortgage was owned by a financial institution in receivership, which refused to fund its share of advances necessary to preserve the value of the property.
Accordingly, the Trust, as mortgage holder, foreclosed on this property and was, for its own accord, the high bidder at the foreclosure sale. To date, the Trust has not received an executed release of lien. In lieu of recording a gain of $1.3 million on this transaction, the Trust has written down the carrying value of such property by that amount.

The $1.6 million first mortgage secured by the Palm Court Apartments, located in Miami, Florida, matured in July 1993. Prior to the maturity, the Trust obtained the lender's written agreement to extend the note. Thereafter, the lender refused to execute the extension documents and has subsequently rejected the Trust's tender of mortgage payments in accordance with the extension agreement. The matter is presently in litigation. If adversely determined, the Trust is prepared to payoff the mortgage debt.

In January 1994, the Trust obtained first mortgage financing secured by the Bay West Apartments in the amount of $5.1 million. The Trust received net cash of $1.0 million after the payoff of $3.9 million in existing debt. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the financing. The Trust paid a mortgage brokerage and equity refinancing fee of $51,000 to BCM based upon the new first mortgage financing of $5.1 million.

In March 1994, the Trust obtained first mortgage financing secured by the Carlyle Towers Apartments in the amount of $4.5 million. The Trust received net cash of $2.3 million after the payoff of $2.2 million in existing debt. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the financing.

Also in March 1994, the Trust obtained first mortgage financing secured by the Woodcreek Apartments, located in Denver, Colorado, in the amount of $3.0 million. The Trust received net cash of $1.2 million after the payoff of $1.7 million in existing debt. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the financing.

Partnership Properties. Set forth below are the Trust's investments in partnership properties and the average annual rental rate and occupancy thereof at December 31, 1993 and 1992:

                                                                              Rent Per
                                                                             Square Foot            Occupancy
                                                                           ----------------      --------------
      Property               Location                Square Footage         1993      1992        1993      1992
- --------------------      --------------            -----------------      -------   -------     ------    ------
Sacramento Nine           Rancho Cordova, CA          105,249 sq. ft.      $  10.46  $   8.00      100%       70%

Adams Properties          Dallas, TX                  628,803 sq. ft.          2.30      2.15      100%      100%
  Associates              San Antonio, TX             420,522 sq. ft.          2.00      2.44      100%       91%
                          Atlanta, GA               1,585,419 sq. ft.          1.92      2.06       91%       94%
                          Memphis, TN                 653,852 sq. ft.          2.04      2.39       79%       80%

The Trust, in partnership with CMET, owns Sacramento Nine ("SAC 9"), which currently owns two office buildings in the vicinity of Sacramento, California. The Trust has a 70% interest in the partnership. The SAC 9 partnership agreement requires the consent of both the Trust and CMET for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in the property manager. Therefore, the Trust is a noncontrolling partner and accounts for its investment in the partnership under the equity method.

The Trustees of the Trust, except for Messrs. Friedman, Doyle and Weisbrod, also serve as trustees of CMET. BCM, the Trust's advisor until March 31, 1994, also serves as advisor to CMET. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

In April 1993, SAC 9 sold one of its office buildings for $1.2 million. SAC 9 received $123,000 in cash, of which the Trust's equity share was $86,000, after the payoff of an existing first mortgage with a principal balance of $685,000. SAC 9 also provided $356,000 of purchase money financing. The note receivable bears interest at 9% per annum, requires monthly payments of principal and interest and matures in June 1998. SAC 9 recognized a gain of $59,000 on the sale, of which the Trust's equity share was $41,000.

In June 1993, SAC 9 sold two other of its office buildings. One was sold for $1.3 million in cash, of which the Trust's equity share was $910,000. SAC 9 recognized a gain of $437,000 on the sale, of which the Trust's equity share was $306,000. SAC 9 paid a 3% sales commission of $39,000 to Carmel Realty, Inc., an affiliate of BCM, ("Carmel Realty") based upon the $1.3 million sales price of the property.

The other office building was sold for $2.0 million. SAC 9 received $1.1 million in cash, of which the Trust's equity share was $750,000. SAC 9 also provided $887,000 of purchase money financing. SAC 9 recognized a gain of $720,000 on the sale, of which the Trust's equity share was $504,000. One note receivable with a principal balance of $410,000 bears interest at a variable interest rate, currently 6% per annum, requires monthly interest only payments and matures in June 1994. A second note receivable, with a principal balance of $477,000 bears interest at 10% per annum, and all principal and accrued interest are due at maturity in May 1994. SAC 9 paid a 3% sales commission of $59,000 to Carmel Realty based upon the $2.0 million sales price of the property.

The Trust and CMET are also the partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% partnership interest. ISA owns a 100% interest in Adams Properties Associates ("APA"). APA owns 33 industrial warehouses. The Trust accounts for its investment in the APA partnership under the equity method. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

In November 1992, the Trust acquired all of the general and limited partnership interests in Consolidated Capital Properties II ("CCP II"), whose assets included a 23% limited partnership interest in English Village Partners, L.P. ("English Village"). On July 1, 1993, CCP II made an additional capital contribution to English Village of $464,000 to increase its limited partnership ownership interest to 49% and to acquire a 1% general partnership interest in the partnership. The Trust continues to account for its investment in English Village under the equity method.

Properties Held for Sale. Set forth below are the Trust's properties held for sale (primarily obtained through foreclosure), except for a single-family residence, and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1993 and 1992:

                                                                               Rent Per
                                                                              Square Foot            Occupancy
                                                      Units/Acres          ----------------      ----------------
    Property                   Location             Square Footage          1993      1992        1993      1992
- ----------------          ------------------        ---------------        ------    ------      ------    ------
Apartments
- ----------
Huntington Green          West Town, PA                  81 units/
                                                     80,240 sq. ft.        $   .58   $  *           93%        *
Lake Highlands            Dallas, TX                    200 units/
                                                    123,335 sq. ft.            N/A      .43         N/A       52%
Lakepointe                Memphis, TN                   540 units/
                                                    540,160 sq. ft.            .39      *           92%        *
Shopping Centers
- ----------------
Mountain View             Las Vegas, NV              16,092 sq. ft.          12.04     9.57        100%      100%
Stewart Square            Las Vegas, NV              39,600 sq. ft.           8.38     7.94         79%       87%
Times Square              Lubbock, TX                19,550 sq. ft.           5.63     5.20         55%       56%
Land and Other
- --------------
Orangeburg                Anderson, SC                   46 acres
Pepperkorn                Manitowoc, WI                                        N/A      N/A        N/A       N/A

________________________

*  Property obtained through foreclosure in 1993.
N/A - Not applicable as property is shut down.

In January 1993, the Trust shut down the Lake Highlands Apartments as a result of a change in zoning of the property. No assurance can be given that the Trust will be able to operate the property as an apartment complex in the future. Based on the land value under the current zoning, the Trust does not anticipate incurring a loss in excess of previously established reserves.

In March 1993, the Trust recorded the insubstance foreclosure of the Lakepointe Apartments, a 540 unit apartment complex in Memphis, Tennessee. The Lakepointe Apartments had an estimated fair value (minus estimated costs of sale) of at least $8.3 million at the date of foreclosure. In connection with this insubstance foreclosure, the Trust recorded the $6.7 million mortgage payable secured by the property. The foreclosure resulted in no loss to the Trust in excess of previously established reserves.

Also in March 1993, the Trust recorded the insubstance foreclosure of the Huntington Green Apartments, an 81 unit apartment complex in West Town, Pennsylvania. The Huntington Green Apartments had an estimated fair value (minus estimated costs of sale) of at least $1.8 million at the date of foreclosure. The foreclosure resulted in no loss to the Trust in excess of previously established reserves.

In 1993, the State of Wisconsin commenced eminent domain proceedings to acquire the Pepperkorn Building, located in Manitowoc, Wisconsin, for highway development. The State of Wisconsin's initial offer was $175,000, which is being appealed by the Trust. There is no assurance that the Trust's appeal will be successful or of the amount, if any, of additional compensation that it may receive. However, based on the information presently available, the Trust does not anticipate incurring any losses in excess of previously established reserves.

Mortgage Loans

In addition to real estate, a portion of the Trust's assets consist of mortgage notes, principally secured by income-producing properties including first, wraparound and junior mortgages. The Trust's investment policy is described in
ITEM 1. "BUSINESS - Business Plan and Investment Policy."

Types of Properties Subject to Mortgages. The types of properties securing the Trust's mortgage portfolio at December 31, 1993, consisted of office buildings, apartments, shopping centers, single-family residences, a retirement home and developed land. To the extent the Declaration of Trust does not control such matters, the Trust's Board of Trustees may alter the types of mortgages in which the Trust invests without a vote of the Trust's shareholders. In addition to restricting the types of collateral and priority of mortgages, the Declaration of Trust imposes certain restrictions on transactions with related parties which limits the entities to which the Trust may make a mortgage, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

At December 31, 1993, the Trust's mortgage portfolio included 12 mortgage loans with an aggregate outstanding balance of $18.1 million, secured by income-producing properties located throughout the United States, 4 mortgage loans with an outstanding balance of $437,000 secured by single-family residences located in the Southwest and Pacific regions of the United States and one mortgage loan with a carrying value of $856,000 secured by 55 acres of land located near Sacramento, California. At December 31, 1993, 6% of the Trust's assets were invested in mortgages (5.1% in first mortgage loans, .2% in a wraparound mortgage and .7% in junior mortgage loans).

The following table sets forth the percentages (based on the outstanding mortgage note balance), by both property type and geographic region, of the properties that serve as collateral for the Trust's outstanding mortgages at December 31, 1993. The table does not include the $437,000 in single-family mortgages or the $856,000 mortgage secured by land discussed in the preceding paragraph. See Schedule XII to the Consoli-dated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Trust's mortgage notes receivable portfolio.

                                                                    Commercial
     Region                                    Apartments           Properties             Total
   ------------                                ----------           ----------            -------
   Northeast...................                   19.1%                 - %                 19.1%
   Southeast...................                    2.2                45.8                  48.0
   Southwest...................                   13.0                  -                   13.0
   Midwest.....................                     -                 10.1                  10.1
   Pacific.....................                    1.6                 8.2                   9.8
                                                ------              ------                ------
                                                  35.9%               64.1%                100.0%

A summary of activity in the Trust's mortgage notes receivable portfolio during 1993 is as follows:

   Loans in mortgage portfolio at January 1, 1993.......      24
   Loans foreclosed by the Trust........................      (4)
   Loans paid in full...................................      (3)
                                                             ---
   Loans in mortgage portfolio at December 31, 1993.....      17

First Mortgage Loans. The Trust may make first mortgage loans, with either short, medium or long-term maturities. These loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, it is the Trust's general policy to require that the borrower provide a mortgagee's title policy or an acceptable legal opinion of title as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. The Trust may grant to other lenders participations in first mortgage loans originated by the Trust.

The Trust did not originate or acquire any first mortgage loans during 1993. The following discussion briefly describes the events that affected previously funded or otherwise acquired first mortgage loans during 1993:

During 1993, the Trust received payment in full, totaling $2.4 million, on three first mortgages.

At December 31, 1993, two of the Trust's first mortgages were classified as nonperforming. One note, with an outstanding principal balance of $943,000, is secured by an apartment complex located in Paris, Texas. The Trust has obtained a judgment against the maker and guarantors for the amount of this mortgage. The Trust does not anticipate incurring a loss in excess of previously established reserves on this note.

Another nonperforming first mortgage note with a carrying value of $856,000 and legal balance of $1.2 million at December 31, 1993 is secured by 55 acres of developed land located near Sacramento, California. The borrower on this note has recently confirmed a plan of reorganization, and has begun making principal payments on the note as parcels are sold. In addition, the note was modified to require monthly interest only payments at 9%, increasing to 24% until maturity in February 1999. The Trust does not anticipate incurring a loss on this note as the estimated value of the property is in excess of the total debt on the property.

As discussed in "Real Estate" above, in March 1993, the Trust recorded the insubstance foreclosure of the Huntington Green Apartments, an apartment complex which secured a $2.4 million first mortgage. The foreclosure resulted in no loss to the Trust in excess of previously established reserves. See "Real Estate" above.

Wraparound Mortgage Loans. The Trust may invest in wraparound mortgage loans on real estate subject to prior mortgage indebtedness. A wraparound mortgage loan is a mortgage loan having an original principal amount equal to the outstanding balance under the prior existing mortgage plus the amount actually advanced under the wraparound mortgage loan.

Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Trust's policy is to make wraparound mortgage loans in amounts and on properties as to which it would otherwise make first mortgage loans. The Trust did not originate or acquire any wraparound mortgage loans in 1993. The following discussion briefly describes the events that affected previously funded or otherwise acquired wraparound mortgage loans during 1993.

As part of the Trust's 1992 acquisition of the general and limited partnership interests in CCP II, the Trust received a wraparound mortgage note secured by the Plaza Jardin, an office building located in El Toro, California. In May 1993, the Trust foreclosed on the property securing the note receivable. Immediately following the foreclosure, the Trust sold the property for $200,000 in cash, subject to the $3.3 million underlying mortgage debt. The Trust recognized a $94,000 gain on the sale of the property.

Junior Mortgage Loans. The Trust may invest in junior mortgage loans. Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Trust's Declaration of Trust restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Trust's assets. At December 31, 1993, .7% of the Trust's assets were invested in junior mortgage loans.

The Trust did not originate or acquire any junior mortgage loans in 1993.

As discussed in "Real Estate" above, in March 1993, the Trust recorded the insubstance foreclosure of the Lakepointe Apartments, an apartment complex which secured a $3.8 million junior mortgage loan. The foreclosure resulted in no loss to the Trust in excess of previously established reserves.

At December 31, 1993, four of the Trust's junior mortgages were classified as nonperforming.

A nonperforming junior mortgage note with a principal balance of $256,000 at December 31, 1993 is secured by a retirement center in Tuscon, Arizona. The borrower on this note, Eldercare Housing Foundation ("Eldercare"), is currently in bankruptcy. The Trust does not anticipate incurring losses on this note in excess of previously established reserves. Ted P. Stokely, a Trustee of the Trust, was employed as a real estate consultant for Eldercare from April 1992 to December 1993.

The three remaining nonperforming junior mortgage notes have an aggregate principal balance of $1.3 million and were acquired in a package of similar loans in 1991. All three loans are secured by shopping centers net leased to a major national tenant. The Trust is currently negotiating a settlement of these loans with the owners. The Trust expects that such settlement will not result in any loss in excess of previously established reserves.

Equity Investment in REIT

In December 1990, the Trust's Board of Trustees, based on the recommendation of its Related Party Transaction Committee, authorized the purchase of up to $1.0 million of the shares of beneficial interest of CMET through negotiated or open market transactions. The Trustees of the Trust, except for Messrs. Friedman, Doyle and Weisbrod, are also trustees of CMET. BCM, the Trust's advisor, also serves as advisor to CMET. BCM resigned as advisor to the Trust effective March 31, 1994. At December 31, 1993, the Trust owned 54,500 shares of beneficial interest of CMET which it had purchased through open market transactions in 1990 and 1991, at a total cost to the Trust of $250,000. At December 31, 1993, the market value of such shares was $702,000. Pursuant to an amendment to the Trust's Declaration of Trust approved by the Trust's shareholders, the Trust may hold the shares of CMET until July 30, 1996.

ITEM 3.  LEGAL PROCEEDINGS

Securities and Exchange Commission Inquiry

On December 1, 1988, the Trust was informed in writing that the staff of the Securities and Exchange Commission (the "Commission") had made a preliminary determination to recommend administrative proceedings against the Trust, CMET and Consolidated Capital Equities Corporation, among others, for various alleged reporting violations in public filings made during certain periods in 1985, and possibly other matters. The allegations relate to a time prior to the time when the Trust's current management and Advisor or any of its personnel became associated with the Trust. No administrative proceeding was ever commenced and due to the lapse of time the Trust's management believes there will be no further activity involving this matter.


Olive Litigation

In February 1990, the Trust, together with CMET, IORT and TCI, three real estate entities with the same officers, directors or trustees and advisor as the Trust at the time, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of such entities. On April 23, 1990, the court granted final approval of the terms of the settlement. By agreeing to settle these actions, the defendants, including the Trust, did not and do not admit any liability whatsoever.

An evidentiary hearing was held in February and April 1993 concerning allegations by the plaintiffs that the terms of the settlement had been breached by the Trust, CMET, IORT and TCI. No determination on the matters has been made by the court pending the outcome of ongoing settlement discussions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Trust's shares of beneficial interest are traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system using the symbol "NIRTs". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth the high and low bid quotations as reported by the NASDAQ system:

  QUARTER ENDED                                              HIGH            LOW
- ------------------                                        ----------      ---------
March 31, 1994.................................           $  13 1/2       $  12 1/4
    (through March 11, 1994)

March 31, 1993.................................               8               5 1/8
June 30, 1993..................................               8 3/4           7 3/4
September 30, 1993.............................              13               7 1/2
December 31, 1993..............................              14 3/4          12 1/4

March 31, 1992.................................               7 3/4           7
June 30, 1992..................................               7 3/4           6 3/4
September 30, 1992.............................               7 1/8           6 3/8
December 31, 1992..............................               6 7/8           5

As of March 11, 1994, the closing price of the Trust's shares of beneficial interest on the NASDAQ system was $12.50 per share.

As of March 11, 1994, the Trust's shares of beneficial interest were held by 7,443 holders of record.

Based on the performance of the Trust's properties, the Trust's Board of Trustees, at their July 1993 meeting, voted to resume regular quarterly distributions. The distributions paid in 1993 were as follows:

Date Declared              Record Date              Payable Date            Amount
- -------------            ----------------         ----------------          ------
July 1, 1993             August 16, 1993          September 1, 1993         $   .10
October 29, 1993         December 6, 1993         December 21, 1993         $   .10

In addition, on July 1, 1993, the Trust's Board of Trustees approved the payment of a 10% stock dividend, which was paid on September 1, 1993 to shareholders of record on August 16, 1993.

No distributions were declared or paid in 1992.

On December 5, 1989, the Trust's Board of Trustees approved a program for the Trust to repurchase its shares of beneficial interest. The Trust's Board of Trustees has authorized the Trust to repurchase a total of 1,026,667 of its shares of beneficial interest pursuant to such program. As of March 11, 1994, the Trust had repurchased 849,631 shares pursuant to such program at a cost to the Trust of $6.7 million.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          For the Years Ended December 31,
                                  ---------------------------------------------------------------------------------
                                       1993           1992             1991              1990             1989
                                  -------------    ------------     ------------     -------------    -------------
                                                        (dollars in thousands, except per share)
                                  <C)                                                                 <C)
EARNINGS DATA
Income..................          $      36,357    $     30,047     $     28,137     $      29,487    $      28,312
Expense.................                (40,370)        (38,361)         (33,890)          (39,237)         (36,252)
                                  ------------     ------------     ------------     -------------    -------------

(Loss) before gain on
   sale of real estate
   and extraordinary
     gain...............                 (4,013)         (8,314)          (5,753)           (9,750)          (7,940)
Gain on sale of
     real estate........                    945             -                462             5,934              -
Extraordinary gain......                  8,888             -              2,170               686              -
                                  -------------    ------------     ------------     -------------    -------------
Net income (loss).......          $       5,820    $     (8,314)    $     (3,121)    $      (3,310)   $      (7,940)
                                  =============    ============     ============     =============    =============

FUNDS FROM OPERATIONS(1)          $       1,385    $       (958)    $       (751)    $        (335)   $       2,301

EARNINGS PER SHARE DATA
(Loss) before gain on
  sale of real estate
  and extraordinary
  gain..................          $       (1.24)   $      (2.33)    $      (1.53)    $       (2.50)   $       (1.96)
Gain on sale of
  real estate...........                    .29             -                .12              1.52              -
Extraordinary gain......                   2.75             -                .58               .18              -
                                  -------------    ------------     ------------     -------------    -------------
Net income (loss).......          $        1.80    $      (2.33)    $       (.83)    $        (.80)   $       (1.96)
                                  =============    ============     ============     =============    =============

Distributions...........          $         .20    $        -       $       2.11     $         .33    $         .72

Weighted average shares
  outstanding...........              3,227,053       3,566,563        3,756,097         3,895,242        4,057,910


                                                                    December 31,
                                  ---------------------------------------------------------------------------------
                                       1993           1992             1991              1990             1989
                                  -------------    ------------     ------------     -------------    -------------
                                                        (dollars in thousands, except per share)
                                  <C)
BALANCE SHEET DATA
Notes and interest
   receivable...........          $      19,394    $     30,611     $     28,870     $      28,564    $      42,428
Real estate.............                173,244         167,883          163,980           153,763          143,383
Investments in
   partnerships.........                 11,804          12,583           17,027            17,213           18,852
Total assets............                199,486         205,517          202,097           199,434          204,138
Notes, debentures and
   interest payable.....                114,351         123,263          108,939            97,363           97,188
Shareholders' equity....                 78,174          74,927           84,933            88,896          102,363

Book value per share....          $       25.01    $      22.00     $      23.23     $       23.41    $       25.58

- ------------------------

(1) Funds from operations is defined as net income (loss) before gains or losses from the sale of properties and debt restructurings plus depreciation and amortization. FUNDS FROM OPERATIONS DOES NOT REPRESENT CASH AVAILABLE TO FUND THE TRUST'S OPERATIONS.

Share and per share data have been restated to give effect to the 10% share distribution declared in July 1993 and the one-for-three reverse share split effected March 26, 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

National Income Realty Trust (the "Trust") invests in real estate through acquisitions, leases and partnerships and in mortgages on real estate. The Trust was organized on October 31, 1978 and commenced operations on March 27, 1979.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $1.1 million at December 31, 1993 compared with $1.8 million at December 31, 1992. The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Trust expects that funds from operations, collection of mortgage notes receivable and from anticipated external sources, such as property sales and refinancings, will be sufficient to meet the Trust's various cash needs, including debt service obligations, property maintenance and improvements and continuation of regular distributions, as more fully discussed in the paragraphs below.

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) has increased from $10.1 million for 1992 to $14.4 million for 1993. This increase in cash flow from property operations is primarily attributable to four apartment complexes purchased in November 1992 and two apartment complexes obtained through foreclosure in March 1993. Cash flows from property operations decreased from $10.7 million in 1991 to $10.1 million in 1992, primarily attributable to an increase in payments for property taxes in 1992.

The Trust's interest collected decreased from $3.2 million in 1991 to $2.1 million in 1992 and $1.5 million in 1993. The decrease from 1991 to 1992 is primarily attributable to interest of $849,000 collected in 1991 on a revolving loan to National Operating, L.P. ("NOLP"), which was paid in full in September 1991. In addition, $166,000 of the decrease relates to other loans which were paid in full in 1991 and 1992. Of the decrease from 1992 to 1993, $245,000 is due to a note which was paid in full in March 1993 and $221,000 is due to interest payments received in 1992 on a cash flow mortgage, but not received in 1993. Interest collections are expected to continue to decline due to the $2.4 million in loans paid off in 1993.

Interest paid on the Trust's indebtedness increased from $7.7 million in 1992 to $9.3 million in 1993. Of this increase, $1.3 million is due to interest paid on mortgages secured by properties acquired by the Trust

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

during 1992 and 1993 and an additional $723,000 of the increase is attributable to interest paid on the mortgage secured by the Century Centre II Office Building, on which the Trust made a $1.0 million payment of accrued interest in accordance with the confirmed Plan of Reorganization as discussed in NOTE 6. "NOTES, DEBENTURES AND INTEREST PAYABLE." These increases were partially offset by a decrease in interest of $314,000 due to the mortgage secured by Pinecrest Apartments, whose variable interest rate decreased from 1992 to 1993. An additional decrease of $213,000 is attributable to two mortgages on which the Trust stopped making payments in 1993 also as discussed in NOTE 6. "NOTES, DEBENTURES AND INTEREST PAYABLE."

The Trust was not involved in significant investing activities during 1993.
The Trust did however, make $3.1 million of improvements to its properties in 1993. The Trust anticipates making capital improvements to its properties of approximately $4 million in 1994. The Trust received $410,000 in net cash from the sale of three foreclosed properties during 1993. In addition, the Trust also received payment in full on three notes receivable resulting in cash of $2.4 million. Principal payments of $113,000 on other notes were also received.

In the second quarter of 1993, Sacramento Nine ("SAC 9"), a joint venture partnership in which the Trust owns a 70% interest, sold 3 of its office buildings for $2.5 million in cash, of which the Trust's equity share was $1.7 million.

In October 1992, the Trust borrowed $1.6 million from a bank secured by a $1.6 million unsecured note receivable of the Trust. The note payable was paid in full on its maturity date in March 1993 from the collection of the note receivable.

In June 1993, the Trust obtained first mortgage financing secured by the Bayfront Apartments in the amount of $2.1 million, of which the Trust received net cash of $1.8 million from the financing proceeds. In January 1994, the Trust obtained first mortgage financing secured by the Bay West Apartments in the amount of $5.1 million. The Trust received net cash of $1.0 million after the payoff of $3.9 million in existing debt. In March 1994, the Trust also obtained first mortgage financing on both the Carlyle Towers Apartments and the Woodcreek Apartments totaling $7.5 million. The Trust received net cash of $3.5 million after the payoff of $4.0 million in existing debt. The Trust intends to increase its emphasis on obtaining financing or refinancing of its properties. However, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

Principal payments on the Trust's notes payable of $11.9 million are due in 1994. Of this amount, $1.6 million relates to a nonrecourse debt which had matured December 31, 1993. The Trust is currently negotiating a modification and extension of this debt secured by an apartment complex in Miami, Florida. However, in the event that the Trust is

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

unsuccessful in extending this note, the Trust is prepared to payoff the mortgage debt. See NOTE 6. "NOTES, DEBENTURES AND INTEREST PAYABLE."

During 1993, the Trust repurchased 280,038 of its shares of beneficial interest at a cost of $2.4 million pursuant to the repurchase program originally announced by the Trust on December 5, 1989. The Trust's Board of Trustees has authorized the repurchase of a total of 1,026,667 shares under such repurchase program of which 177,036 shares remain to be purchased as of March 11, 1994.

Based on the performance of the Trust's properties, the Trust's Board of Trustees voted in July 1993 to resume the payment of regular quarterly distributions to shareholders. The Trust paid distributions totaling $617,000 ($0.20 per share) to its shareholders in 1993, and also paid a 10% stock dividend to its shareholders in 1993.

On a quarterly basis, the Trust's management reviews the carrying value of the Trust's mortgages, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment held for sale cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Trust's properties are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. The estimate of net realizable value of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area.

Results of Operations

1993 compared to 1992. For the year ended December 31, 1993, the Trust had net income of $5.8 million, as compared to a net loss of $8.3 million for the year ended December 31, 1992. The primary factors contributing to the improvement in the Trust's operating results are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $9.4 million in 1992 to $14.6 million in 1993. Of this increase, $1.3 million is due to four apartment complexes acquired in November 1992 and an additional $654,000 is due to two apartment complexes obtained through foreclosure in 1993. An additional $618,000 is due to a decrease in the amortization of free rent at the Century Centre Office Building and $295,000 is due to a decrease in replacements at Park Dale Gardens, the renovation of which was completed in 1992. The remaining increase is due to increased occupancy and rental rates at

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the Trust's apartment complexes, primarily in the Southeast and Southwest regions, and overall expense control at certain of the Trust's apartment and commercial properties.

Interest income decreased from $2.5 million in 1992 to $1.6 million in 1993.
Of this decrease, $553,000 is due to loans which were placed on nonaccrual status or loans on which the collateral securing the loan was foreclosed in 1993. In addition, a decrease of $245,000 is due to a note which was paid in full in March 1993 and a decrease of $221,000 is due to interest payments received in 1993 compared to 1992 on a mortgage where interest is recognized on the cash flow basis. Interest income is anticipated to decline further in 1994 due to notes which were paid off in 1993.

The Trust's equity in income <losses> of partnerships was income of $204,000 in 1992 compared to a loss of $34,000 in 1993. This decrease in operating results is primarily due to the sale of three properties by the SAC 9 partnership in the second quarter of 1993.

Interest expense decreased from $10.4 million in 1992 to $9.7 million in 1993. A decrease of $1.2 million is attributable to a reduction in the interest rate on the first mortgage secured by the Century Centre II Office Building and the purchase of the second mortgage at a significant discount. An additional decrease of $163,000 is due to a reduction in the variable interest rate on the note payable secured by Pinecrest Apartments and $414,000 is due to interest expense on the underlying note payable associated with one of the Trust's wraparound mortgage notes receivable, which was concurrently foreclosed and sold in 1993. These decreases were partially offset by an increase of $857,000 due to interest expense recorded on mortgages secured by four apartment complexes which were acquired in November 1992 and an additional $416,000 attributable to interest expense recorded on the underlying mortgage secured by a property acquired through foreclosure in March 1993. See NOTE 6. "NOTES, DEBENTURES AND INTEREST PAYABLE."

Depreciation expense increased from $4.0 million in 1992 to $4.6 million in 1993, primarily due to the acquisition of four apartment complexes in November 1992 and two additional apartment complexes through foreclosure in March 1993.

Advisory fees increased from $1.4 million in 1992 to $1.5 million in 1993, as a result of increase in the average monthly gross assets of the Trust, calculated in accordance with the terms of the advisory agreement.

Commencing April 1, 1994, Tarragon Realty Advisors, Inc. ("Tarragon") will become the Trust's advisor. The terms of the Trust's advisory agreement with Tarragon are substantially the same as those with Basic Capital Management, Inc., the Trust's current advisor, except for the annual base advisory fee and the elimination of the net income fee. If the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Tarragon advisory agreement had been in effect in 1993 the Trust's annual base advisory fee would have been reduced by approximately $1.0 million. See NOTE
8. "ADVISORY AGREEMENT."

General and administrative expenses decreased from $2.2 million in 1992 to $1.8 million in 1993. Of this decrease, $250,000 is due to a reduction in legal fees, an additional $123,000 is related to the Trust's March 1992 annual meeting of shareholders and the February 1992 Rights redemption and $198,000 is due to a decrease in professional fees related to the reduced level of property acquisitions in 1993 compared to 1991 and 1992.

For the year 1993, the Trust expensed $1.0 million for the issuance of a $1.0 million convertible subordinated debenture to John A. Doyle, Trustee and Executive Vice President of the Trust, in exchange for his 10% participation in the profits of the Consolidated Capital Properties II ("CCP II") assets, which were acquired in November 1992, over a year before Mr. Doyle's affiliation with the Trust. This participation was granted as consideration for Mr. Doyle's services to the Trust in connection with the CCP II portfolio. See NOTE 6. "NOTES, DEBENTURES AND INTEREST PAYABLE."

For the year 1993, the Trust recorded a provision for losses of $1.4 million to provide for estimated losses on one of the Trust's properties held for sale and one of the Trust's first lien mortgage notes. A provision for losses of $2.4 million was recorded in 1992 to reserve against certain junior mortgage notes receivable.

For the year ended December 31, 1993, the Trust recognized gains on sales of real estate of $851,000 related to the sale of three properties by SAC 9 and $94,000 on the sale of the Plaza Jardin Office Building. No gains on sales of real estate were recognized in 1992.

Also for the year 1993, the Trust recorded an extraordinary gain on the forgiveness of debt of $8.9 million related to the discounted purchase of the second lien mortgage secured by Century Centre II Office Building, which was purchased by the Trust for $300,000 as part of a bankruptcy Plan of Reorganization. The Trust recorded no extraordinary gain in 1992.

1992 compared to 1991. For the year ended December 31, 1992, the Trust had a net loss of $8.3 million as compared with a net loss of $3.1 million for the year ended December 31, 1991. The primary factors contributing to the increase in the Trust's net loss are discussed in the following paragraphs.

Net rental income (rental income less property operations expenses) increased from $8.5 million in 1991 to $9.4 million in 1992. Of this increase $1.7 million is the result of net rental income recorded on properties purchased in 1992 and the fourth quarter of 1991 and an

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

additional $776,000 is attributable to increased net rental income at Pinecrest Apartments, where a major renovation was substantially completed during 1992. In addition, net rental income also increased $800,000 due to increased rental and occupancy rates at certain of the Trust's apartment complexes, primarily in the Southeast and Southwest. These increases were partially offset by a decrease in net rental income of $1.4 million at the Century Centre II Office Building, attributable to the temporary increases in vacancy coincident with the bankruptcy filing in October 1991. In addition, net rental income decreased $279,000 due to the transfer of the Afton Aero Business Park to the senior lienholder in August 1991, decreased $378,000 due to properties sold during 1992 and the fourth quarter of 1991 and decreased $340,000 due to a decrease in occupancy and rental rates at Rancho Sorrento Business Park related to weakness in the San Diego office market.

Interest income on mortgage receivables decreased from $2.8 million in 1991 to $2.4 million in 1992. Of this decrease, $415,000 is attributable to interest recognized in 1991 on a $7.0 million revolving loan to NOLP, which was paid in full in September 1991. An additional $393,000 is due to interest income not being recognized on notes receivable classified as nonperforming and $190,000 of the decrease is related to notes which were paid off in 1991 and 1992. These decreases were partially offset by an increase of $332,000 attributable to interest income on mortgage loans funded or acquired during 1991 and $128,000 attributable to a note classified as nonperforming in 1991 which was brought current in 1992.

Equity in results of operations of partnerships produced income of $204,000 in 1992 as compared to a loss of $171,000 in 1991. The 1991 loss was attributable to Adams Properties Associates ("APA"), a partnership in which the Trust has a 40% interest, recording a $1.2 million charge against earnings for the permanent write-down of three of the partnership's warehouses to their estimated net realizable value. The Trust's equity share of such charge was $480,000. In addition, SAC 9, a partnership in which the Trust has 70% interest, recorded a $1.1 million charge against earnings in 1991 relating to a property which was transferred to the senior lienholder. The Trust's equity share of such charge was $770,000. Neither partnership incurred similar charges in 1992.

Interest expense increased from $9.4 million in 1991 to $10.4 million in 1992. Of this increase, $2.0 million is attributable to interest expense on notes payable secured by properties which were acquired in 1991 and 1992. This increase is partially offset by a decrease of $531,000 in the interest accrual rate, attributable to a decrease in the interest rate, on the Century Centre II first mortgage, a decrease of $222,000 related to the Afton Aero Business Park, which was returned to the senior lienholder in August 1991, and a decrease of $135,000 due to the restructuring of the mortgage secured by Emerson Center, which emerged from bankruptcy in March 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

General and administrative expenses decreased from $2.4 million in 1991 to $2.2 million in 1992. This decrease is due to a decrease of $200,000 in legal fees paid in 1992 in connection with the Olive litigation discussed in NOTE 15. "COMMITMENTS AND CONTINGENCIES - Olive Litigation." In addition, $104,000 was recorded in 1991 for the settlement of the adversary proceedings with Southmark Corporation.

For the year ended December 31, 1992, the Trust recorded a provision for losses of $2.4 million to reserve against certain junior mortgages. No such provision for losses was recorded in 1991.

For the year ended December 31, 1991, the Trust reported gains on sales of real estate of $257,000 related to APA and SAC 9 partnerships and $205,000 on the sale of Coronado Village Apartments. No gains on sales of real estate were recognized in 1992.

The Trust also recognized an extraordinary gain on the extinguishment of debt of $2.2 million for 1991 related to the return of one of the SAC 9 office buildings to the senior lienholder. None was recorded in 1992.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos- containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets or results of operations.

Inflation

The effects of inflation on the Trust's operations are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Trust from property sales. Inflation also has an effect on the Trust's earnings from short-term investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Matters

For the years ended December 31, 1993, 1992 and 1991, the Trust elected, and in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. The Trust's management has not fully evaluated the effects of implementing this statement, but expects that they will not be material as the statement is applicable to debt restructurings and loan impairments after the earlier of the effective date of the statement or the Trust's adoption of the statement.

At its January 26, 1994 meeting, the FASB directed its staff to prepare an exposure draft, that if approved, would eliminate the provisions of SFAS No. 114 that describe how a creditor should recognize income on an impaired loan and add disclosure requirements on income recognized on impaired loans. The effective date of SFAS No. 114 is not anticipated to change.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







                                                                  Page
                                                                  ----
Report of Independent Certified Public Accountants............     32

Consolidated Balance Sheets -
  December 31, 1993 and 1992..................................     33

Consolidated Statements of Operations -
  Years Ended December 31, 1993, 1992 and 1991................     34

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1993, 1992 and 1991................     35

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1993, 1992 and 1991................     36

Notes to Consolidated Financial Statements....................     39

Schedule X - Supplementary Statement of Operations Information     58

Schedule XI - Real Estate and Accumulated  Depreciation.......     59

Schedule XII - Mortgage Loans on Real Estate..................     63





All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Trustees of
National Income Realty Trust


We have audited the accompanying consolidated balance sheets of National Income Realty Trust and Subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Income Realty Trust and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.





                                                   BDO SEIDMAN





Dallas, Texas
March 25, 1994

                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                        December 31,
                                                           ----------------------------------
                                                                1993                1992
                                                           -------------        -------------
                                                                   (dollars in thousands)
                        Assets
                        ------
Notes and interest receivable
 Performing.....................................           $      15,990        $      18,280
 Nonperforming, nonaccruing.....................                   3,404               12,331
                                                           -------------        -------------
                                                                  19,394               30,611
Real estate held for sale, net of accumulated
 depreciation ($2,293 in 1993 and $1,955 in
 1992)..........................................                  18,496                9,641

Less - allowance for estimated losses...........                 (11,106)             (12,240)
                                                           -------------        -------------
                                                                  28,174               28,012
Real estate held for investment, net of
 accumulated depreciation ($33,535 in 1993 and
 $29,289 in 1992)...............................                 154,748              158,242
Investments in partnerships.....................                  11,804               12,583
Cash and cash equivalents.......................                   1,060                1,750
Investment in marketable equity securities of
 affiliate (at market in 1993 and at cost in
 1992)..........................................                     702                  250
Other assets (including $261 in 1993 and $218 in
 1992 from affiliates)..........................                   4,388                4,680
                                                           -------------        -------------
                                                           $     199,486        $     205,517
                                                           =============        =============

       Liabilities and Shareholders' Equity
       ------------------------------------

Liabilities
Notes, debentures and interest payable..........           $     114,351        $     123,263
Other liabilities (including $1,267 in 1993 and
 $294 in 1992 to affiliates)....................                   6,961                7,327
                                                           -------------        -------------
                                                                 121,312              130,590

Commitments and contingencies

Shareholders' equity
Shares of beneficial interest, no par value;
 authorized shares, unlimited; issued and
 outstanding, 3,126,116 shares in 1993 and
 3,132,625 shares in 1992.......................                   9,387                9,407
Paid-in capital.................................                 274,515              273,896
Accumulated distributions in excess of
 accumulated earnings...........................                (206,180)            (208,376)
Unrealized gains on marketable equity securities                     452                  -
                                                           -------------        -------------
                                                                  78,174               74,927
                                                           -------------        -------------
                                                           $     199,486        $     205,517
                                                           =============        =============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 For the Years Ended December 31,
                                                                 --------------------------------
                                                              1993             1992             1991
                                                              ----             ----             ----
                                                                (dollars in thousands, except per share)
Income
 Rentals.............................                    $    34,825        $    27,373       $    25,361
 Interest (including $415 in 1992
    from affiliates)..................                         1,566              2,470             2,947
 Equity in income (losses) of
    partnerships......................                           (34)               204              (171)
                                                         -----------        -----------       -----------
                                                              36,357             30,047            28,137

Expenses
 Property operations (including
    $360 in 1993, $270 in 1992 and
    $273 in 1991 to affiliates).......                        20,228             17,935            16,828
 Interest............................                          9,734             10,431             9,381
 Depreciation........................                          4,639              3,982             3,842
 Provision for losses................                          1,390              2,400                --
 Profit participation buyout.........                          1,000                 --                --
 Advisory fee to affiliate...........                          1,537              1,381             1,486
 General and administrative
    (including $627 in 1993, $621 in
    1992 and $644 in 1991 to
    affiliate)........................                         1,842              2,232             2,353
                                                         -----------        -----------       -----------
                                                              40,370             38,361            33,890
                                                         -----------        -----------       -----------
(Loss) before gain on sale of real
 estate and extraordinary gain.......                         (4,013)            (8,314)           (5,753)
Gain on sale of real estate...........                           945                 --               462
Extraordinary gain....................                         8,888                 --             2,170
                                                         -----------        -----------       -----------
Net income (loss).....................                   $     5,820        $    (8,314)           (3,121)
                                                         ===========        ===========       ===========

Earnings per share
(Loss) before gain on sale of real
 estate and extraordinary gain.......                    $     (1.24)       $     (2.33)      $     (1.53)
Gain on sale of real estate...........                           .29                 --               .12
Extraordinary gain....................                          2.75                 --               .58
                                                         -----------        -----------       -----------
Net income (loss).....................                   $      1.80        $     (2.33)      $      (.83)
                                                         ===========        ===========       ===========

Weighted average shares of beneficial
 interest used in computing earnings
 per share...........................                      3,227,053          3,566,563         3,756,097
                                                         ===========        ===========       ===========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                     Accumulated      Unrealized
                                       Shares of                     Distributions     Gains on
                                  Beneficial Interest                in Excess of     Marketable
                                  -------------------      Paid-in   Accumulated        Equity      Shareholders'
                                 Shares       Amount       Capital      Earnings       Securities      Equity
                                 ------       ------       -------   -------------    -----------   -------------
                                                      (dollars in thousands)
Balance, January 1,
       1991................    3,523,615    $ 10,571     $ 275,266   $ (196,941)       $   --          $ 88,896

Repurchase of shares of
       beneficial interest.     (141,321)       (415)         (427)          --            --              (842)
Net (loss).................           --          --            --       (3,121)           --            (3,121)
                               ---------    --------     ---------   ----------        ------          --------

Balance, December 31,
       1991................    3,382,294      10,156       274,839     (200,062)           --            84,933

Repurchase of shares of
       beneficial interest.     (249,669)       (749)         (840)          --            --            (1,589)
Redemption of share
       purchase rights.....           --          --          (103)          --            --              (103)
Net (loss)................            --          --            --       (8,314)           --            (8,314)
                               ---------    --------     ---------   ----------        ------          --------

Balance, December 31,
       1992................    3,132,625       9,407       273,896     (208,376)           --            74,927

Repurchase of shares of
       beneficial interest.     (280,038)       (840)       (1,568)          --            --            (2,408)
Cash distributions
       ($.20 per share)....           --          --            --         (617)           --              (617)
Share distributions........      273,529         820         2,187       (3,007)           --                --
Unrealized gains on
       marketable equity
       securities..........           --          --            --           --           452               452
Net income.................           --          --            --        5,820            --             5,820
                               ---------    --------     ---------   ----------        ------          --------

Balance, December 31,
       1993................    3,126,116    $  9,387     $ 274,515   $ (206,180)       $  452          $ 78,174
                               =========    ========     =========   ==========        ======          ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Years Ended December 31,
                                                                      --------------------------------
                                                              1993                1992                 1991
                                                              ----                ----                 ----
                                                                         (dollars in thousands)
Cash Flows from Operating Activities
 Rentals collected......................                    $  35,105           $  28,155            $  26,221
 Interest collected (including $415 in
    1991 from affiliates)...............                        1,515               2,093                3,224
 Interest paid..........................                       (9,253)             (7,712)              (6,872)
 Payments for property operations
    (including $360 in 1993, $270 in
    1992 and $273 in 1991 to affiliates)                      (20,685)            (18,028)             (15,553)
 General and administrative expenses
    paid (including $627 in 1993, $621
    in 1992 and $644 in 1991 to
    affiliates).........................                       (1,412)             (2,142)              (2,141)
 Advisory fee paid to affiliate.........                       (1,537)             (1,454)              (1,329)
 Distributions from partnerships'
    operating cash flow.................                           --               1,023                  989
 Other..................................                          151                 (83)                 (95)
                                                            ---------           ---------            ---------
    Net cash provided by operating
       activities.......................                        3,884               1,852                4,444

Cash Flows from Investing Activities
 Acquisition of real estate (including
    $125 in 1992 and $1,258 in 1991
    to affiliates)......................                           --                (642)              (7,430)
 Real estate improvements...............                       (2,835)             (4,556)              (3,910)
 Proceeds from sale of real estate......                          410                 368                5,344
 Collections on notes receivable........                        2,431               2,156                1,495
 Collection of note receivable from
    affiliate...........................                           --                  --                7,000
 Fundings of notes receivable...........                         (329)               (666)              (2,758)
 Distributions from partnerships'
    investing cash flow.................                        1,746                 825                2,131
 Investments in partnerships............                         (151)                 --                   --
                                                            ---------           ---------            ---------
 Net cash provided by (used in)
    investing activities................                        1,272              (2,515)               1,872

Cash Flows from Financing Activities
 Payment on notes payable...............                       (4,782)             (1,727)              (1,176)
 Proceeds from notes payable............                        1,961               2,140                2,740
 Distributions to shareholders..........                         (617)                 --               (7,441)
 Repurchase of shares of beneficial
    interest............................                       (2,408)             (1,589)                (842)
 Redemption of share purchase rights....                           --                (103)                  --
 Distribution from partnership's
    financing cash flows................                           --               2,800                   --
                                                            ---------           ---------            ---------
 Net cash provided by (used in)
       financing activities.............                       (5,846)              1,521               (6,719)
                                                            ---------           ---------            ---------


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                                                      For the Years Ended December 31,
                                                         -------------------------------------------------------
                                                              1993                1992                 1991
                                                         --------------      --------------       --------------
                                                                        (dollars in thousands)
Net increase (decrease) in cash and
 cash equivalents......................                            (690)                858                 (403)

Cash and cash equivalents, beginning
 of year...............................                           1,750                 892                1,295
                                                         --------------      --------------       --------------


Cash and cash equivalents, end of year..                 $        1,060      $        1,750       $          892
                                                         ==============      ==============       ==============



Reconciliation of net income (loss) to
 net cash provided by operating
 activities
    Net income (loss)...................                 $        5,820      $       (8,314)      $       (3,121)
    Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities
    Gain on sale of real estate.........                           (945)                -                   (462)
    Extraordinary gain..................                         (8,888)                -                 (2,170)
    Depreciation and amortization.......                          4,660               3,975                3,814
    Provision for losses................                          1,390               2,400                  -
    Profit participation buyout.........                          1,000                 -                    -
    Equity in losses of partnerships....                             34                 -                    -
    (Increase) decrease in interest
       receivable........................                           (25)               (333)                 424
    (Increase) decrease in other assets.                            598                 917               (1,036)
    Increase in other liabilities.......                             89                  21                3,707
    Increase in interest payable........                            151               2,367                2,128
    Cash distributions received in
       excess of equity in current
       period earnings of partnerships...                           -                   819                1,160
                                                         --------------      --------------       --------------

       Net cash provided by operating
         activities....................                  $        3,884      $        1,852       $        4,444
                                                         ==============      ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                                                    For the Years Ended December 31,
                                                                    --------------------------------
                                                              1993               1992                  1991
                                                              ----               ----                  ----
                                                                         (dollars in thousands)
Schedule of noncash investing activities

 Carrying value of real estate acquired
    through foreclosure (in satisfaction
    of notes receivable with a carrying
    value of $5,891 in 1993, $91 in 1992
    and $1,877 in 1991).................                    $ 10,118            $     91             $  1,448

 Note receivable from sale of real
    estate..............................                          --                 550                1,268

 Notes payable from acquisition of real
    estate and notes receivable.........                       6,651              13,485               15,498

 Foreclosure of wraparound mortgage
    note and concurrent sale, with buyer
    assuming underlying note payable....                       3,410                  --                   --

 Permanent write-down of real estate
    held for investment.................                       1,952               5,185                   --

 Issuance of convertible subordinated
    debentures (in exchange for profits
    participation)......................                       1,000                  --                   --

 Forgiveness of notes payable (through
    abandonment of real estate in 1992
    and deed-in-lieu of foreclosure of
    real estate with a carrying value of
    $1,529 in 1992 and $4,609 in 1991)..                          --               1,529                4,624

 Share distribution (10% share
    distribution).......................                       3,007                  --                   --

 Unrealized gains on marketable equity
    securities..........................                         452                  --                   --





The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying Consolidated Financial Statements of National Income Realty Trust and consolidated entities (the "Trust") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES". These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1991 and 1992 have been reclassified to conform to the 1993 presentation.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. National Income Realty Trust ("NIRT"), is a California business trust organized on October 31, 1978. The Trust was formed to invest in real estate. Since 1991, the Trust has sought only to make equity investments and accordingly, its mortgage note receivable portfolio represents an increasingly smaller portion of the Trust's assets.

Basis of consolidation. The Consolidated Financial Statements include the accounts of NIRT and partnerships and subsidiaries which it controls. All intercompany transactions and balances have been eliminated.

Interest recognition on notes receivable. It is the Trust's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds the Trust's estimate of net realizable value of the property or collateral securing each such note, or fair value of the collateral if foreclosure is probable. In estimating net realizable value, consideration is given to the current estimated collateral or property value adjusted for costs to complete or improve, hold and dispose.
The cost of funds, one of the criteria used in the calculation of estimated net realizable value (approximately 5.4% and 5.5% as of December 31, 1993 and 1992, respectively), is based on the average cost of all capital. The provision for losses is based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimable.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. After foreclosure, the excess of new cost, if any, over fair value minus estimated costs of sale is recognized in a valuation allowance. Subsequent changes in fair value either increase or decrease such valuation allowance. See "Allowance for estimated losses" above. Properties held for sale are depreciated in accordance with the Trust's established depreciation policies. See "Real estate and depreciation" below.

Annually, all foreclosed properties held for sale are reviewed by the Trust's management and a determination is made if the held for sale classification remains appropriate. The following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) the property has been held for at least one year; (ii) Trust management has no intent to dispose of the property within the next twelve months; (iii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986, as amended; (iv) property improvements have been funded; and (v) the Trust's financial resources are such that the property can be held long-term. The subsequent classification of property previously held for sale to held for investment does not result in a restatement of previously reported revenues, expenses or net income (loss).

Real estate and depreciation. Real estate is carried at the lower of cost or estimated net realizable value, except for foreclosed properties held for sale, which are recorded initially at the lower of original cost or fair value minus estimated costs of sale. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years.

Present value premiums/discounts. The Trust provides for present value premiums and discounts on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes such premiums and discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate for receivables include the borrower's credit standing, nature of the collateral and payment terms of the note.

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery or the financing method, whichever is appropriate.

Investment in noncontrolled partnerships. The Trust uses the equity method to account for investments in partnerships which the Trust does

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not control. Under the equity method, the Trust's initial investment, recorded at cost, is increased by the Trust's proportionate share of the partnership's operating income and additional advances and decreased by the Trust's proportionate share of the partnership's operating losses and distributions received.

Marketable equity securities. Marketable equity securities are considered to be available-for-sale and are carried at fair value, defined as year end closing market value. Net unrealized holding gains and losses are reported as a separate component of shareholders' equity. Such securities were carried at adjusted cost in the Trust's December 31, 1992 Consolidated Balance Sheet.

Fair value of financial instruments. The Trust used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Trust's interest in the collateral property was used. For marketable equity securities, fair value was based on the year end closing market price of each security. The estimated fair values presented do not purport to present amounts to be ultimately realized by the Trust. The amounts ultimately realized may vary significantly from the estimated fair values presented. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per share. Income (loss) per share of beneficial interest is computed based upon the weighted average number of shares of beneficial interest outstanding during each year.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.    NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                        1993                                  1992
                                           ------------------------------          ------------------------------
                                            Estimated                              Estimated
                                              Fair                Book               Fair              Book
                                              Value               Value              Value             Value
                                           ----------           ---------         ----------         ---------
 Notes receivable
    Performing.................            $       16,985       $     16,046      $      15,429      $     18,342
    Nonperforming, nonaccruing.                     3,137              3,370             10,793            12,715
                                           --------------       ------------      -------------      ------------
                                           $       20,122             19,416      $      26,222            31,057
                                           ==============                         =============

 Unamortized discounts........                                           -                                   (292)
 Deferred gain................                                          (153)                                (707)
 Interest receivable..........                                           131                                  553
                                                                ------------                         ------------
                                                                $     19,394                         $     30,611
                                                                ============                         ============

The Trust does not recognize interest income on nonperforming notes receivable. Notes receivable are considered to be nonperforming when they become 60 days or more delinquent. For the years 1993, 1992 and 1991, unrecognized interest income on nonperforming notes totaled $833,000, $867,000 and $561,000, respectively.

Notes receivable at December 31, 1993 mature from 1994 through 2021, with interest rates ranging from 6% to 24% and an effective weighted average interest rate of 6.4%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $2.5 million are due in 1994, including $1.8 million in mortgage notes receivable classified as nonperforming at December 31, 1993.

The Trust received payment in full on three mortgage loans during 1993 totaling $2.4 million. In addition, the Trust foreclosed on three mortgage loans with principal balances totaling $6.2 million, with the Trust obtaining three properties with a fair value of $10.1 million and assumed a $6.7 million mortgage payable secured by one of the properties. These transactions resulted in no loss to the Trust in 1993 as all losses had been previously provided.
See NOTE 4. "REAL ESTATE AND DEPRECIATION."

In May 1993, the Trust foreclosed on the Plaza Jardin mortgage receivable. Immediately following the foreclosure, the Trust sold the property for $200,000 in cash subject to the $3.3 million underlying mortgage. The Trust recognized a $94,000 gain on the sale of the property.

At December 31, 1993, five mortgage notes receivable with a principal balance totaling $3.1 million were classified as nonperforming. The Trust does not anticipate incurring losses in excess of the reserves established at December 31, 1993.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   NOTES AND INTEREST RECEIVABLE (Continued)

During 1992, the Trust funded or purchased two mortgage loans with principal balances totaling $3.8 million, and an additional mortgage loan with a principal balance of $550,000 was created through the sale of real estate. The Trust also received payment in full on four mortgage loans during 1992 totaling $975,000 and received payment on an additional mortgage note receivable, receiving cash of $775,000 and accepting a new second lien mortgage in the amount of $306,000.

In addition, in 1992 the Trust foreclosed on one mortgage loan with a principal balance of $91,000 and wrote off as uncollectible another mortgage loan with a principal balance of $200,000. These transactions resulted in no loss to the Trust in 1992 as all losses had been previously provided.

NOTE 3.   ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                                 1993               1992                1991
                                                            -------------       ------------      ---------------
    Balance January 1,...........                           $      12,240       $     15,936       $      16,609
    Provision for losses.........                                   1,390              2,400                 -
    Amounts charged off..........                                  (2,524)            (6,096)               (673)
                                                            -------------       ------------       -------------
    Balance December 31,.........                           $      11,106       $     12,240       $      15,936
                                                            =============       ============       =============


NOTE 4.   REAL ESTATE AND DEPRECIATION

In January 1993, the Trust shut down the Lake Highlands Apartments as a result of a change in zoning of the property. No assurance can be given that the Trust will be able to operate the property as an apartment complex in the future. The Trust does not anticipate incurring a loss in excess of previously established reserves.

In March 1993, the Trust recorded the insubstance foreclosure of the Lakepointe Apartments, a 540 unit apartment complex in Memphis, Tennessee. The Lakepointe Apartments had an estimated fair value (minus estimated costs of sale) of $8.3 million at the date of foreclosure. In connection with this insubstance foreclosure, the Trust recorded the $6.7 million mortgage payable secured by the property. The foreclosure resulted in no loss to the Trust in excess of previously established reserves.

Also in March 1993, the Trust recorded the insubstance foreclosure of the Huntington Green Apartments, an 81 unit apartment complex in West Town, Pennsylvania. The Huntington Green Apartments had an estimated fair value (minus estimated costs of sale) of $1.8 million at the date of foreclosure. The foreclosure resulted in no loss to the Trust in excess of previously established reserves.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.   REAL ESTATE AND DEPRECIATION (Continued)

In 1992, the Trust sold two of its properties held for sale, receiving net cash of $368,000 and financing an additional $550,000 through a purchase money mortgage.

Also in 1992, the Trust acquired all of the general and limited partnership interest in Consolidated Capital Properties II ("CCP II") for $2.6 million. CCP II's assets included cash of $1.6 million, four apartment complexes, a partnership interest, a note receivable participation and a note receivable. In connection with the acquisition, the Trust granted John A. Doyle, Trustee and Executive Vice President of the Trust since February 1994, a 10% participation in the profits of the acquired CCP II assets in excess of the return of the Trust's investment and a 10% annual cumulative return to the Trust. This participation was granted as consideration for Mr. Doyle's services to the Trust in connection with the CCP II portfolio. In December 1993, the Trust's Board of Trustees approved the issuance of a $1.0 million convertible subordinated debenture to Mr. Doyle in settlement of the Trust's participation obligation. See NOTE 6. "NOTES, DEBENTURES AND INTEREST PAYABLE."

NOTE 5.   INVESTMENT IN EQUITY METHOD PARTNERSHIPS

The Trust's investment in equity method partnerships consisted of the following:

                                                                          1993               1992
                                                                         ------             ------
    Sacramento Nine ("SAC 9")...............                           $  2,296           $  3,359

    Adams Properties Associates ("APA").....                              9,460              9,466
    Other...................................                                 48               (242)
                                                                         ------             ------
                                                                       $ 11,804           $ 12,583
                                                                         ======             ======

The Trust, in partnership with Continental Mortgage and Equity Trust ("CMET"), owns SAC 9, which currently owns two office buildings in the vicinity of Sacramento, California. The Trust has a 70% interest in the partnership's earnings, losses and distributions. The SAC 9 partnership agreement requires unanimous consent of both the Trust and CMET for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in the partnership under the equity method. Certain Trustees of the Trust are also trustees of CMET.

In April 1993, SAC 9 sold one of its office buildings for $1.2 million. SAC 9 received $123,000 in cash, of which the Trust's equity share was $86,000, after the payoff of an existing first mortgage with a principal balance of $685,000. SAC 9 provided $356,000 of purchase money financing. The note receivable bears interest at a rate of 9% per

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.   INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

annum, requires monthly payments of principal and interest and matures in June 1998. SAC 9 recognized a gain of $59,000 on the sale, of which the Trust's equity share was $41,000.

In June 1993, SAC 9 sold two other of its office buildings. One was sold for $1.3 million in cash, of which the Trust's equity share was $910,000. SAC 9 recognized a gain of $437,000 on the sale, of which the Trust's equity share was $306,000.

The other office building was sold for $2.0 million. SAC 9 received $1.1 million in cash, of which the Trust's equity share was $750,000, and provided $887,000 of purchase money financing. One note receivable with a principal balance of $410,000 bears interest at a variable interest rate, currently 6%, requires monthly interest only payments and matures in June 1994. A second note receivable with a principal balance of $477,000 bears interest at 10% per annum, and all principal and accrued interest are due at maturity in May 1994. SAC 9 recognized a gain of $720,000 on the sale, of which the Trust's equity share was $504,000.

The Trust and CMET are also partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in APA, which owns 33 industrial warehouses.

In November 1992, the Trust acquired all of the general and limited partnership interests in CCP II, whose assets included a 23% limited partnership interest in English Village Partners, L.P. ("English Village"). English Village owns a 300 unit apartment complex located in Memphis, Tennessee. On July 1, 1993, CCP II made an additional capital contribution to English Village of $464,000 to increase its limited partnership ownership interest to 49% and to acquire a 1% general partnership interest in the partnership. The Trust continues to account for its investment in English Village under the equity method.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.   INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

Set forth below are summarized financial data for all partnerships the Trust accounts for using the equity method (unaudited):

                                                              1993           1992
                                                              ----           ----
   Real estate, net of accumulated depreciation
     ($18,909 in 1993 and $17,453 in 1992)......            $  54,254      $  54,816
   Other assets.................................                6,574          6,399
   Notes payable................................              (33,069)       (31,834)
   Other liabilities............................               (1,309)          (916)
                                                            ----------     ---------
   Partners' capital............................            $  26,450      $  28,465
                                                            =========      =========


                                                 1993         1992           1991
                                                 ----         ----           ----

   Rentals..............................      $  8,556      $   7,567      $   9,393
   Depreciation.........................        (2,119)        (1,697)        (1,935)
   Property operations..................        (3,520)        (3,037)        (3,466)
   Interest.............................        (3,448)        (2,973)        (2,278)
   Provision for losses.................            --             --         (2,336)
                                              --------      ---------      ---------
   (Loss) before gain on sale of real
    estate and extraordinary gain....             (531)          (140)          (622)
   Gain on sale of real estate..........         1,216             --            398
   Extraordinary gain...................            --             --          3,100
                                              --------      ---------      ---------
   Net income (loss)....................      $    685      $    (140)     $   2,876
                                              ========      =========      =========

NOTE 6.   NOTES, DEBENTURES AND INTEREST PAYABLE

Notes, debentures and interest payable consisted of the following:

                                                     1993                                   1992
                                                     ----                                   ----
                                            Estimated                              Estimated
                                              Fair                Book               Fair              Book
                                              Value               Value              Value             Value
                                            ---------             -----            ---------           -----
   Notes, debentures payable.....          $ 104,943            $ 112,347          $ 122,137          $ 118,409
                                           =========                               =========
   Interest payable..............                                   1,985                                 4,859
   Unamortized premium/
      (discounts).................                                     19                                    (5)
                                                                ---------                             ---------
                                                                $ 114,351                             $ 123,263
                                                                =========                             =========

Scheduled principal payments on notes payable are due as follows:

 1994...................................................                $ 11,861
 1995...................................................                   9,790
 1996...................................................                   5,771
 1997...................................................                   8,425
 1998...................................................                  34,066
 Thereafter.............................................                  42,434
                                                                        --------
                                                                        $112,347
                                                                        ========

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.   NOTES, DEBENTURES AND INTEREST PAYABLE (Continued)

In June 1993, the Trust obtained first mortgage financing secured by the Bayfront Apartments in the amount of $2.1 million. The Trust received $1.8 million in net cash from the financing proceeds and the remainder of the proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the financing.

In October 1991, after determining that further investment in the Century Centre II Office Building could not be justified without a substantial modification of the mortgage debt, the property was placed in bankruptcy. A plan of reorganization was filed with the bankruptcy court in March 1993 and the bankruptcy court confirmed the Plan in November 1993. The confirmed Plan of Reorganization reduces the interest rate on the $21 million first mortgage to 1-1/2% above LIBOR, which currently results in an interest rate of 5 1/2% per annum. The reduced interest rate was retroactively applied as of October 15, 1991. The Plan also extends the note's maturity by two years to November 1995, with three consecutive one-year extension options.

Under the Plan, the Trust deposited $1.0 million in cash with the lender to pay accrued and unpaid interest, 1993 property taxes and all closing costs associated with the transaction. In 1994, the Trust will be required to maintain a $200,000 balance in the escrow account with the lender. The Trust has also pledged one of its properties held for sale, Stewart Square Shopping Center, as additional collateral on the first mortgage. Also pursuant to the Plan of Reorganization, the Trust acquired the $7.5 million second mortgage plus all accrued but unpaid interest of $1.7 million, for $300,000 in cash.
The Trust recognized an extraordinary gain of $8.9 million in connection with the debt modification and discounted debt purchase.

In 1993, the State of Wisconsin commenced eminent domain proceedings to acquire the Pepperkorn Building, located in Manitowoc, Wisconsin, for highway development and made an initial offer of $175,000. Such purchase price is being appealed by the Trust. There is no assurance that the Trust will be successful or of the amount, if any, of additional compensation that it may receive. Based on the information presently available, the Trust does not anticipate any losses in excess of previously established reserves.

The $1.6 million first mortgage secured by the Palm Court Apartments, located in Miami, Florida, matured in July 1993. Prior to the maturity, the Trust obtained the lender's written agreement to extend the note. Thereafter, the lender refused to execute the extension documents and has subsequently rejected the Trust's tender of mortgage payments in accordance with the extension agreement. The matter is presently in litigation. If adversely determined, the Trust is prepared to payoff the mortgage debt.

Notes payable at December 31, 1993 bear interest at rates ranging from 4.2% to 19.7% and mature from 1994 through 2022. These notes payable

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.   NOTES, DEBENTURES AND INTEREST PAYABLE (Continued)

are nonrecourse and are collateralized by deeds of trust on real estate with a carrying value of $157.0 million.

In December 1993, the Trust's Board of Trustees approved the issuance of a $1.0 million convertible subordinated debenture to Mr. Doyle, Trustee and Executive Vice President of the Trust since February 1994, in exchange for his 10% participation in the profits of the CCP II assets, which the Trust had acquired in November 1992. This participation was granted as consideration for Mr. Doyle's services to the Trust in connection with the CCP II portfolio. The debenture bears interest at a rate of 6% per annum, matures in five years and is convertible into 76,923 of the Trust's shares of beneficial interest. Mr. Doyle also serves as Director, President and Chief Operating Officer and is a 50% shareholder of Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor commencing April 1, 1994. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

NOTE 7.   DISTRIBUTIONS

The Trust's Board of Trustees voted at their July 1993 meeting to resume the payment of regular quarterly distributions. The first quarterly distribution of $.10 per share of beneficial interest and a 10% stock distribution was paid on September 1, 1993 to shareholders of record on August 16, 1993. On December 21, 1993, the Trust paid a distribution of $.10 per share of beneficial interest to shareholders of record on December 6, 1993.

On May 15, 1991, the Trust's Board of Trustees declared a distribution of $2.11 per share of beneficial interest. The distribution, totaling $7.4 million, was paid on May 23, 1991 to shareholders of record on May 20, 1991. Such distribution had been accrued at December 31, 1990, in accordance with the terms of the Olive settlement as described in NOTE 15. "COMMITMENTS AND CONTINGENCIES - Olive Litigation".

No distributions were declared or paid in 1992.

The Trust reported to the Internal Revenue Service that 100% of the distribution paid in 1993 was taxable to Trust shareholders as ordinary income and 100% of the 1991 distribution represented a return of capital.

NOTE 8.   ADVISORY AGREEMENT

Basic Capital Management, Inc. ("BCM" or the "Advisor") has served as advisor to the Trust since March 28, 1989. At the Trust's annual meeting of shareholders held on April 26, 1993, the renewal of the Trust's Advisory Agreement with BCM was approved. BCM resigned as advisor to the Trust effective March 31, 1994. William S. Friedman, the President and a Trustee of the Trust, served as President of BCM until May 1, 1993 and, prior to December 22, 1989, also served as director of

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.   ADVISORY AGREEMENT (Continued)

BCM. BCM is beneficially owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Trust until December 31, 1992. Mr. Phillips served as a director of BCM until December 22, 1989, and served as Chief Executive Officer of BCM until September 1, 1992.

On February 10, 1994, the Trust's Board of Trustees selected Tarragon to replace BCM as the Trust's advisor. Commencing April 1, 1994, Tarragon will provide advisory services to the Trust under an advisory agreement. Mr. Friedman serves as a director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as a director, President and Chief Operating Officer of Tarragon and as a Trustee and Executive Vice President of the Trust. Mr. Friedman's family owns approximately 30% of the outstanding shares of the Trust.

The provisions of the Trust's advisory agreement with Tarragon are substantially the same as those of the BCM advisory agreement except for the annual base advisory fee and the elimination of the net income fee. The Tarragon advisory agreement calls for an annual base advisory fee of $100,000 plus an incentive advisory fee in the amount of 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as net income (loss) before gains or losses from the sale of properties and debt restructurings plus depreciation and amortization plus any loss due to the writedown or sale of any real property or mortgage loan acquired prior to January 1, 1989.

The BCM advisory agreement provided for BCM to be responsible for the day-to-day operations of the Trust and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Trust (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Trust's net income.

Under both the Tarragon and the BCM advisory agreements, the advisor is required to formulate and submit annually for approval by the Trust's Board of Trustees a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, lending, foreclosure and borrowing activity, and other investments, and the advisor is required to report quarterly to the Trust's Board of Trustees on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Trust's Board of Trustees unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the advisor or to the Trust's President by the Trust's Board of Trustees.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8.   ADVISORY AGREEMENT (Continued)

Each of the advisory agreements also require prior approval of the Trust's Board of Trustees for the retention of all consultants and third party professionals, other than legal counsel. The advisory agreements provide that the advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders; contain a broad standard governing the advisor's liability for losses by the Trust; and contain guidelines for the advisor's allocation of investment opportunities as among itself, the Trust and other entities it advises.

Each of the advisory agreements also provide for the advisor to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Trust during such fiscal year exceeds the sum of: (i) the cost of each such property as originally recorded in the Trust's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (ii) capital improvements made to such assets during the period owned by the Trust, and
(iii) all closing costs, (including real estate commissions) incurred in the sale of such property; provided, however, no incentive fee shall be paid unless
(i) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the Trust's net investment including capital improvements, calculated over the Trust's holding period before depreciation and inclusive of operating income and sales consideration and (ii) the aggregate net operating income from all real estate owned by the Trust for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to each of the advisory agreements, the advisor or an affiliate of the advisor is to receive an acquisition commission for supervising the acquisition, purchase or long term lease of real estate for the Trust equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property; provided that the purchase price of each property (including acquisition commissions and all real estate brokerage fees) may not exceed such property's appraised value at acquisition.

Each of the advisory agreements require the advisor or any affiliate of the advisor to pay to the Trust one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Trust; provided, however, that the compensation retained by the advisor or any affiliate of the advisor shall not exceed the lesser of (i) 2% of the amount of the loan committed by the Trust or (ii) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.   ADVISORY AGREEMENT (Continued)

Each of the advisory agreements also provide that the advisor or an affiliate of the advisor is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase from an unaffiliated party of any existing mortgage or loan by the Trust equal to the lesser of (i) 1% of the amount of the loan purchased or (ii) a loan brokerage or commitment fee which is reasonable and
fair under the circumstances.   Such fee will not be paid in connection with
the origination or funding by the Trust of any mortgage loan.

Under each of the advisory agreements, the advisor or an affiliate of the advisor is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Trust or refinancing on Trust properties equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from the advisor or an affiliate of the advisor without the approval of the Trust's Board of Trustees. No fee shall be paid on loan extensions.

Under each of the advisory agreements, the advisor is to receive reimbursement of certain expenses incurred by it in the performance of advisory services to the Trust.

Under each of the advisory agreements (as required by the Trust's Declaration of Trust) all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on the book value, net asset value and net income of the Trust during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1991, 1992 or 1993.

Additionally, if the Trust were to request that the advisor render services to the Trust other than those required by the advisory agreements, the advisor or an affiliate of the advisor will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 9. "PROPERTY MANAGEMENT", the Trust has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide property management services for the Trust's properties and, as discussed in NOTE 10. "REAL ESTATE BROKERAGE", the Trust has engaged, on a non-exclusive basis, Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, to perform brokerage services for the Trust.

NOTE 9.   PROPERTY MANAGEMENT

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently, Carmel, Ltd. provides property management services for a fee of 5% or less of the monthly

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.   PROPERTY MANAGEMENT (Continued)

gross rents collected on the properties under management. In many cases, Carmel, Ltd. subcontracts with other entities for the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of eleven of the Trust's commercial properties and the commercial properties owned by two of the real estate partnerships in which the Trust is a partner, to Carmel Realty, which is owned by SWI. Carmel, Ltd. has resigned as property manager for the Trust's properties effective March 31, 1994.

Commencing April 1, 1994, Tarragon will provide property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on apartment properties and not in excess of 5% of the monthly gross rents collected on commercial properties. Tarragon intends to subcontract with other entities for the provision of property-level management services to the Trust.

NOTE 10.  REAL ESTATE BROKERAGE

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. The Trust's Board of Trustees approved, effective December 1,
1992, the non-exclusive engagement by the Trust of Carmel Realty to perform brokerage services for the Trust. Such agreement terminates March 31, 1994. Carmel Realty is entitled to receive a real estate acquisition commission for locating and negotiating the lease or purchase by the Trust of any property equal to the lesser of (i) up to 3% of the purchase price, inclusive of commissions, if any, paid by the Trust to other brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services in the same geographical location and for comparable property. Any commission which is paid to Carmel Realty by the seller shall be credited against the commission to be paid by the Trust. Carmel Realty is also entitled to receive a real estate sales commission for the sale of each Trust property equal to the lesser of (i) 3% (inclusive of fees, if any, paid by the Trust to other brokers) of the sales price of each property or (ii) the compensation customarily charged in arm's-length transactions paid by others rendering similar services in the same geographic location for comparable property.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM, the Trust's advisor until March 31, 1994, and its affiliates:

                                                              1993              1992                  1991
                                                         --------------    ----------------      --------------
  Fees
     Advisory....................                        $        1,537      $        1,381       $       1,486
     Real estate and mortgage
        brokerage commissions.....                                   21                 298               1,653
     Property management
        and leasing commissions*..                                  360                 270                 273
                                                         --------------      --------------       -------------
                                                         $        1,918      $        1,949       $       3,412
                                                         ==============      ==============       =============

  Cost reimbursements...........                         $          627      $          621       $         644
                                                         ==============      ==============       =============

- --------------------------------

*    Net of property management fees paid to subcontractors.

NOTE 12.  INCOME TAXES

For the years 1993, 1992 and 1991, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed. See NOTE 7. "DISTRIBUTIONS."

The Trust had a net loss for federal income tax purposes in 1991, 1992 and 1993; therefore, the Trust recorded no provision for income taxes.

The Trust's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1993, the Trust's tax basis in its net assets exceeded its basis for financial statement purposes by $53.2 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Trust will be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1993, the Trust had a tax net operating loss carryforward of $41 million expiring through 2007.

As a result of the Trust's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, no deferred tax asset, liability or valuation allowance was recorded.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 13.  RENTALS UNDER OPERATING LEASES

The Trust's rental operations include the leasing of office buildings and shopping centers. The leases thereon expire at various dates through 2005. The following is a schedule of minimum future rentals on non-cancelable operating leases as of December 31, 1993:

  1994...................................................          $   7,700
  1995...................................................              5,984
  1996...................................................              4,989
  1997...................................................              3,730
  1998...................................................              2,788
  Thereafter.............................................              4,885
                                                                      ------
                                                                   $  30,076
                                                                      ======

NOTE 14.  EXTRAORDINARY GAIN

In 1993, the Trust acquired the $7.5 million second mortgage secured by its Century Center II Office Building for $300,000. In addition, the first lien holder retroactively reduced the interest rate on the debt owed by the Trust. The Trust recognized an extraordinary gain of $8.9 million in connection with the debt modification and discounted debt purchase. See NOTE 6. "NOTES, DEBENTURES AND INTEREST PAYABLE."

During 1991, SAC 9, a joint venture partnership, returned properties to senior lienholders in lieu of foreclosure proceedings. SAC 9 recognized an extraordinary gain of $3.1 million in 1991, of which the Trust's equity share was $2.2 million, from the forgiveness of nonrecourse mortgage debt and a provision for loss of $1.1 million, of which the Trust's equity share was $770,000. The provision for loss is included in equity in income of partnerships in 1991. This provision for losses and the extraordinary gain represent the amounts by which the nonrecourse mortgage debt exceeded the fair market value of the properties on the dates the properties were returned to the lienholders.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Securities and Exchange Commission Inquiry. On December 1, 1988, the Trust was informed in writing that the staff of the Securities and Exchange Commission (the "Commission") had made a preliminary determination to recommend administrative proceedings against the Trust, CMET and Consolidated Capital Equities Corporation, a former advisor to the Trust, among others, for various alleged reporting violations in public filings made during certain periods in 1985, and possibly other matters. The allegations relate to a time prior to the time when the Trust's current management and BCM or any of its personnel became associated with the Trust. No administrative proceeding has been commenced and due to the lapse of time, the Trust's management believes that there will be no further activity regarding this matter.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

Olive Litigation. In February 1990, the Trust, together with CMET, Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the settlement. By agreeing to settle these actions, the defendants, including the Trust, did not and do not admit any liability whatsoever.

Among other things, the settlement required the creation of committees of the Board of Trustees to review transactions with related parties and certain litigation involving members of the Trust's management.

In January 1991, the plaintiffs in this action filed a motion with the court for the appointment of a receiver for the Trust, CMET, IORT and TCI, based on an alleged failure by the trustees or directors of these entities to abide by the terms of the court-approved settlement.

In March 1991, the court appointed a Special Master to review the facts and determine whether there had been any breach of the settlement agreement by the Trust, CMET, IORT or TCI. In his report to the court filed July 26, 1991, the Special Master found that the breaches which were found did not constitute deliberate violations of the settlement agreement and that the other allegations did not constitute breaches.

In September and November 1991, hearings were held relating to the Special Master's report. An order was issued by the court on November 27, 1991. Under the order: (i) the plaintiffs' request for the appointment of a receiver was denied; (ii) the findings of the Special Master were confirmed and adopted by the court; (iii) independent counsel to the Related Party Transaction Committee and Litigation Committee of each of the Trust, CMET, IORT and TCI was required to submit, until December 1992, a written bimonthly report to the Special Master concerning the activities of such committees, and the Special Master was required to report periodically to the court on the activities of these committees; (iv) the Litigation Committees of each of the Trust, CMET, IORT and TCI were directed to evaluate the nature and quality of the allegations made in any litigations or investigations involving Messrs. Phillips and Friedman in order to assess whether Messrs. Phillips and Friedman should continue to act as trustees or directors of each entity and to assess whether BCM should continue to serve as advisor to each entity; and (v) the court retained jurisdiction to enforce the terms of its order and to issue subsequent orders if circumstances so dictate.

A status conference was held in December 1992 to determine whether the bimonthly reports to the Special Master by the committees' independent

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

counsel and the Special Master's periodic reports to the court should be continued, or whether other appropriate relief should be ordered. The court held an evidentiary hearing on these matters in February and April 1993 concerning allegations by the plaintiffs that the terms of the settlement had been breached by the Trust, CMET, IORT and TCI. No determination on the matters has been made by the court pending the outcome of ongoing settlement discussions.

Other litigation. The Trust is also involved in various lawsuits arising in the ordinary course of business. The Trust's management is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition.

NOTE 16.  SUBSEQUENT EVENTS

In January 1994, the Trust obtained first mortgage financing secured by the Bay West Apartments in the amount of $5.1 million. The Trust received net cash of $1.0 million after the payoff of $3.9 million in existing debt. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the financing.

In March 1994, the Trust obtained first mortgage financing secured by the Carlyle Towers Apartments in the amount of $4.5 million. The Trust received net cash of $2.3 million after the payoff of $2.2 million in existing debt.

Also in March 1994, the Trust obtained first mortgage financing secured by the Woodcreek Apartments, located in Denver, Colorado, in the amount of $3.0 million. The Trust received net cash of $1.2 million after the payoff of $1.7 million in existing debt. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the financing.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 17.  QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1993 and 1992 (unaudited):


                                                 First              Second            Third            Fourth
             1993                               quarter             quarter          quarter           quarter
- -------------------------------                -------------      -------------     -------------    --------------
Income.........................                $       8,530       $      8,998     $       9,286     $      9,543
Expenses.......................                       (9,447)            (9,496)           (9,718)         (11,709)
                                               -------------       ------------     -------------     ------------
(Loss) before gain on sale of
 real estate and extraordinary
 gain..........................                         (917)              (498)             (432)          (2,166)
 Gain on sale of real estate...                          -                  945               -                -
Extraordinary gain.............                          -                  -                 -              8,888
                                               -------------       ------------     -------------     ------------
Net income (loss)..............                 $      (917)       $        447     $        (432)    $      6,722
                                               =============       ============     =============     ============
Earnings Per Share
(Loss) before gain on sale of
 real estate and extraordinary
 gain..........................                $       (.27)       $       (.15)    $       (.14)     $      (.69)
Gain on sale of real estate....                        -                    .29               -                -
Extraordinary gain.............                        -                    -                 -               2.83
                                               ------------        ------------     ------------      -----------
Net income (loss)..............                 $      (.27)       $        .14)    $       (.14)     $      2.14
                                               ============        ============     ============      ===========


Fourth quarter results include a charge against earnings of $1.4 million to provide for estimated losses on one of the Trust's properties held for sale and one of the Trust's first lien notes receivable. In addition, $1.0 million was charged to operations in the fourth quarter in connection with the issuance of a $1.0 million convertible subordinated debenture in exchange for the buyout of the CCP II profit participation. See NOTE 6. "NOTES, DEBENTURES AND INTEREST PAYABLE."


                                                First             Second             Third             Fourth
             1992                              quarter            quarter           quarter            quarter
- -------------------------------                ------------        ------------      -----------      -----------
Income.........................                $      7,340        $      7,247      $     7,698      $     7,762
Expenses.......................                      (9,099              (9,055)         (11,041)          (9,166)
                                               ------------        ------------      -----------      -----------
Net (loss).....................                $     (1,759)       $     (1,808)     $    (3,343)     $    (1,404)
                                               ============        ============      ===========      ===========

Earnings Per Share
Net (loss).....................                $       (.48)       $       (.50)     $      (.94)     $      (.40)
                                               ============        ============      ===========      ===========


Third quarter results include a charge against earnings of $2.4 million to provide for estimated losses on certain of the Trust's junior lien notes receivable.

                                                                      SCHEDULE X




                          NATIONAL INCOME REALTY TRUST
               SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION





                                                                  For the Years Ended December 31,
                                                      -----------------------------------------------------------
                                                          1993                  1992                  1991
                                                      --------------        ---------------       ---------------
                                                                        (dollars in thousands)
Items charged to expense

Maintenance and repairs.........                      $        4,388        $         3,721       $         3,233

Taxes, other than payroll
  and income taxes..............                               3,259                  3,250                 2,869

Advertising costs...............                                 492                    481                   432

                                                                     SCHEDULE XI
                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1993


                                                                        Cost
                                                                     Capitalized
                                                                     Subsequent
                                                                         to         Gross Amounts of Which Carried
                                      Initial Cost to Trust          Acquisition           at End of Year
                                     -----------------------        -------------   ------------------------------
                                                   Buildings &                                      Buildings &
  Property/Location    Encumbrances   Land        Improvements      Improvements       Land         Improvements     Total(1)
- ---------------------  ------------ --------      ------------      ------------     --------       ------------    ---------
                                                                    (dollars in thousands)
PROPERTIES HELD FOR INVESTMENT

Apartments
- ----------

Bayfront............   $  2,081       $    457    $   2,052          $    414         $   457        $   2,466       $   2,923
  Houston, TX
Bay West............      3,963            891        3,566               150             891            3,716           4,607
  Bradenton, FL
Carlyle Towers......      2,359            559        5,939               190             559            6,129           6,688
  Southfield, MI
Cornell.............      1,552            822        1,183                17             822            1,200           2,022
  Los Angeles, CA
Creekwood....             2,434            532        2,127               (96)            532            2,031           2,563
  College Park, FL
Crosscreek..........        993            221          883                13             221              896           1,117
  Lexington, KY
Diamond Loch........      1,957            380        2,791               350             380            3,141           3,521
  North Richland
  Hills, TX
Dunhill/Devonshire..         -             429        1,718              (912)            429              806           1,235
  Denver, CO
Fenway Hall.........      1,359            461        1,460                 -             461            1,460           1,921
  Los Angeles, CA
Flannery House......        590            897        2,608               555             897            3,163           4,060
Baton Rouge, LA
Heather Hills.......     16,210            643       14,562             4,548             643           19,110          19,753
  Temple Hills, MD
Kirklevington.......      2,502            490        1,961               132             490            2,093           2,583
  Lexington, KY
Palm Court..........      1,645            599        2,393                 -             599            2,393           2,992
  North Miami, FL
Park Dale...........      1,320            354        1,416                68             354            1,484           1,838
  Dallas, TX
Pheasant Pointe.....      5,949            810        8,073               159             810            8,232           9,042
  Sacramento, CA
Pinecrest...........      8,859          3,612        8,427             5,115           3,612           13,542          17,154
  Ft. Lauderdale, FL
Plaza Hills.........          -            253        1,195               261             253            1,456           1,709
  Kansas City, MO
 Prado Bay..........          -            614        3,482               453             614            3,935           4,549
  North Bay Village, FL
Sandstone...........        775            619        1,444               893             619            2,337           2,956
  Denver, CO
Spring Pines........          -            371        1,486                35             371            1,521           1,892
  Houston, TX


                                                                             Life On Which
                                                                             Depreciation
                                                                               in Latest
                                                                               Statement
                        Accumulated            Date of        Date           of Operations
  Property/Location     Depreciation        Construction     Acquired         is Computed
- ---------------------   ------------        ------------     --------       ---------------
                   (dollars in thousands)
PROPERTIES HELD FOR INVESTMENT

Apartments
- ----------

Bayfront.............   $  616                  1971          Feb-87            40 years
  Houston, TX
Bay West.............      122                  1974          Nov-92            40 years
  Bradenton, FL
Carlyle Towers.......      963                  1970          Nov-88            40 years
  Southfield, MI
Cornell..............      118                  1929          Apr-90            40 years
  Los Angeles, CA
Creekwood............       60                  1973          Nov-92            40 years
  College Park, FL
Crosscreek...........       27                  1966          Nov-92            40 years
  Lexington, KY
Diamond Loch.........      682                  1978          Oct-85            40 years
  North Richland
  Hills, TX
Dunhill/Devonshire...      256                  1969          Mar-89            40 years
  Denver, CO
Fenway Hall..........      137                  1929          Apr-90            40 years
  Los Angeles, CA
Flannery House.......      878                  1922          Mar-84            40 years
Baton Rouge, LA
Heather Hills........    5,784                  1976          May-86            40 years
  Temple Hills, MD
Kirklevington........       61                  1975          Nov-92            40 years
  Lexington, KY
Palm Court...........      267                  1971          Oct-89            40 years
  North Miami, FL
Park Dale............       77                  1975          Dec-91            40 years
  Dallas, TX
Pheasant Pointe......    1,866                  1985          Sep-86            40 years
  Sacramento, CA
Pinecrest............    1,006                  1965          Jul-90            40 years
  Ft. Lauderdale, FL
Plaza Hills..........      124                  1967          Oct-91            40 years
  Kansas City, MO
 Prado Bay...........      322                  1966          Oct-90            40 years
  North Bay Village, FL
Sandstone.............     206                  1969          Mar-90            40 years
  Denver, CO
Spring Pines..........     285                  1964          Feb-88            40 years
  Houston, TX

                                                                     SCHEDULE XI
                                                                     (Continued)
                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1993

                                                                      Cost
                                                                   Capitalized
                                                                   Subsequent
                                                                       to            Gross Amounts of Which Carried
                                         Initial Cost to Trust     Acquisition              at End of Year
                                        -----------------------   -------------      ------------------------------
                                                   Buildings &                               Buildings &
  Property/Location     Encumbrances      Land     Improvements   Improvements      Land     Improvements      Total(1)
- ---------------------   ------------    --------   ------------   ------------    --------   ------------     ---------
                                                               (dollars in thousands)
PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)
- ----------

Woodcreek.............       1,750          913        3,193            (728)        913        2,465          3,378
  Denver, CO
Woodcreek.............       2,662          472        4,976             642         472        5,618          6,090
  Jacksonville, FL

Office Buildings
- ----------------

Century Center II.....      21,000        7,098       29,869          (5,788)      5,733       25,446         31,179
  San Mateo, CA
Emerson Center........       4,816          131        9,144          (1,489)        917        6,869          7,786
  Atlanta, GA
NW O'Hare.............       1,452        1,990        7,965          (2,569)      1,990        5,396          7,386
  Des Plaines, IL
Rancho Sorrento.......       3,203        1,251       12,901          (1,837)        968       11,347         12,315
  San Diego, CA

Shopping Centers
- ----------------

K-Mart................       1,341          571        1,333               -         571        1,333          1,904
  Charlotte, NC
K-Mart................       1,277          802        1,871               -         802        1,871          2,673
  Kansas City, MO
K-Mart Plaza..........       1,584          689        1,608               -         689        1,608          2,297
  Temple Terrace, FL
K-Mart................       1,244          497        1,159               -         497        1,159          1,656
  Thomasville, GA
Lakeview Centre.......         249          513        2,050             238         513        2,288          2,801
  Manitowoc, WI
Midland Plaza.........         301          321          748               -         321          748          1,069
  Midland, MI
Midway Mills..........       3,159          588        2,365           1,247         588        3,612          4,200
  Carrollton, TX
Northside Center......       2,220        1,591        3,712              62       1,591        3,774          5,365
  Gainesville, FL
Southgate.............       1,422          578        2,430              51         578        2,481          3,059
  Waco, TX                --------    ---------     --------        --------   ---------    ---------      ---------
                           102,228       32,019      154,090           2,174      31,157      157,126        188,283
                          --------    ---------     --------        --------   ---------    ---------      ---------

                                                                                Life On Which
                                                                                Depreciation
                                                                                  in Latest
                                                                                  Statement
                              Accumulated         Date of          Date         of Operations
  Property/Location           Depreciation      Construction      Acquired        is Computed
- ---------------------         ------------      ------------      --------      ---------------
                        (dollars in thousands)
PROPERTIES HELD FOR INVESTMENT

Apartments (Continued)
- ----------

Woodcreek.............             826              1980           Aug-86          40 years
  Denver, CO
Woodcreek.............           1,603              1975           Nov-86          40 years
  Jacksonville, FL

Office Buildings
- ----------------

Century Center II.....           6,655              1986           Nov-86          40 years
  San Mateo, CA
Emerson Center........           2,990              1974           Jul-86          40 years
  Atlanta, GA
NW O'Hare.............           2,501              1972           Apr-86          40 years
  Des Plaines, IL
Rancho Sorrento.......           3,376              1980           May-86          40 years
  San Diego, CA

Shopping Centers
- ----------------

K-Mart................              68              1977           Dec-91          40 years
  Charlotte, NC
K-Mart................              96              1977           Dec-91          40 years
  Kansas City, MO
K-Mart Plaza..........              83              1979           Dec-91          40 years
  Temple Terrace, FL
K-Mart................              59              1974           Dec-91          40 years
  Thomasville, GA
Lakeview Centre.......             670              1968           Apr-87          40 years
  Manitowoc, WI
Midland Plaza.........              38              1976           Dec-91          40 years
  Midland, MI
Midway Mills..........             346              1986           Oct-91          40 years
  Carrollton, TX
Northside Center......             201              1977           Dec-91          40 years
  Gainesville, FL
Southgate.............             166              1959           Jul-91          40 years
  Waco, TX                    --------
                                33,535
                              --------

                                                                     SCHEDULE XI
                                                                     (Continued)
                         NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1993

                                                                         Cost
                                                                      Capitalized
                                                                      Subsequent
                                                                          to          Gross Amounts of Which Carried
                                             Initial Cost to Trust    Acquisition              at End of Year
                                             ----------------------   ------------   ---------------------------------
                                                       Buildings &                             Buildings &
  Property/Location           Encumbrances     Land    Improvements   Improvements     Land    Improvements   Total(1)
- ---------------------------   ------------   --------  ------------   ------------   --------  ------------   --------
                                                                  (dollars in thousands)
PROPERTIES HELD FOR SALE

Apartments
- ----------

Huntington Green......              -              446         1,336         101           446        1,437      1,883
  West Town, PA
Lake Highlands........              -              737         3,782         795           737        4,577      5,314
  Dallas, TX
Lakepointe............            6,615          2,075         6,225          19         2,075        6,244      8,319
  Memphis, TN

Shopping Centers
- ----------------

Mountain View.........              999            118           578         227           118          805        923
  Las Vegas, NV
Stewart Square........              149(2)         294         1,460         582           294        2,042      2,336
  Las Vegas, NV
Times Square..........              -              125           499         -             125          499        624
  Lubbock, TX

Other
- -----

Pepperkorn............            1,020            300           928         -             300          928      1,228
  Manitowoc, WI
Gilbert, AZ...........              -              -              39                       -             39         39
Orangeburg, SC........              -              123           -           -             123          -          123
                               --------      ---------      --------    --------     ---------    ---------   --------
                                  8,783          4,218        14,847       1,724         4,218       16,571     20,789
                               --------      ---------      --------    --------     ---------    ---------   --------
                               $111,011      $  36,237      $168,937    $  3,898     $  35,375    $ 173,697    209,072
                               ========      =========      ========    ========     =========    =========


Allowance for
  estimated losses...                                                                                           (4,126)
                                                                                                              --------
                                                                                                              $204,946
                                                                                                              ========

                                                                                  Life On Which
                                                                                  Depreciation
                                                                                    in Latest
                                                                                    Statement
                                        Accumulated          Date of      Date    of Operations
  Property/Location                     Depreciation      Construction  Acquired   is Computed
- ---------------------------             ------------      ------------  -------- ---------------
                                                         (dollars in thousands)
PROPERTIES HELD FOR SALE

Apartments
- ----------

Huntington Green......                         28            1963        Mar-93      40 years
  West Town, PA
Lake Highlands........                      1,393            1965        Jun-86      40 years
  Dallas, TX
Lakepointe............                        119            1974        Mar-93      40 years
  Memphis, TN

Shopping Centers
- ----------------

Mountain View.........                        166            1971        Oct-87      40 years
  Las Vegas, NV
Stewart Square........                        467            1971        Oct-87     40 years
  Las Vegas, NV
Times Square..........                         62            1985        Jul-89     40 years
  Lubbock, TX

Other
- -----

Pepperkorn............                         58                        Jul-91     40 years
  Manitowoc, WI
Gilbert, AZ...........                         -
Orangeburg, SC........                         -             N/A         Jun-89     N/A
                                          -------
                                            2,293
                                          -------
                                          $35,828
                                          =======


Allowance for
  estimated losses...



- ---------------
(1)  The aggregate cost for federal income tax purposes is $195,478.

(2) Also pledged as additional collateral on the $21 million first mortgage secured by Century Centre II.

                                                                     SCHEDULE XI
                                                                     (Continued)



                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION




                                                           1993                  1992                  1991
                                                      --------------        --------------        ---------------
                                                                        (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,.............                    $      199,127        $      191,562        $       180,250

 Additions
    Acquisitions and improvements                              2,835                15,390                 27,649
    Foreclosures..................                            10,118                    91                  1,448
 Deductions
    Sales.........................                            (1,056)               (1,083)               (12,287)
    Deeds given in lieu of
       foreclosure................                               -                  (1,648)                (5,498)
    Write-downs due to permanent
       impairment.................                            (1,952)               (5,185)                   -
                                                      --------------        --------------        ---------------

Balance at December 31,...........                    $      209,072        $      199,127        $       191,562
                                                      ==============        ==============        ===============



Reconciliation of Accumulated
 Depreciation

Balance at January 1,.............                      $     31,244        $       27,582        $        26,487

 Additions
    Depreciation..................                             4,639                 3,982                  3,842
 Deductions
    Sale of real estate...........                               (55)                 (320)                (1,858)
    Deeds given in lieu of
       foreclosure................                               -                     -                     (889)
                                                      --------------        --------------        ---------------

Balance at December 31,...........                    $       35,828        $       31,244        $        27,582
                                                      ==============        ==============        ===============

                                                                    SCHEDULE XII

                          NATIONAL INCOME REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1993


                           Interest   Maturity                                                           Prior     Face Amount
  Description                Rate       Date           Periodic Payment Terms                            Liens     of Mortgage
  -----------              --------   --------         ----------------------                            -----     -----------
FIRST MORTGAGE LOANS

Jackson Square             4.90%      Dec-95     Monthly payments of interest only                       $  --     $ 8,000
- --------------              to                   of the lesser of $39,583 or net cash flow.
$8.0 million construction  5.70%
loan secured by a
shopping center in
Jackson, MS.

Greentree Village          10.50%     May-96     Monthly payments of interest only at 10%                   --       3,625
- -----------------                                through April 1991, 10.5% through April 1994;
$3.6 million mortgage                            2% in excess of the Citibank, N.A. reference
loan secured by a                                rate not in excess of 13.5% through April
shopping center                                  1996.
in Flagstaff, AZ.

Sherwood Trust            15.00%      Sep-97     Monthly payments of interest only at 12% of $14,413.       --       1,400
- --------------
$1.4 million mortgage
secured by 4.5 acres
of land in Dallas, TX.

Casa Bonita               18.00%      Jun-88     Monthly interest only payments of $12,300.                 --       1,000
- -----------
$1 million mortgage
secured by apartments
in Paris, TX.

Pioneer Office Bldg.       7.50%      Apr-97     Monthly interest payments of $3,438 due                    --         550
- --------------------        to                   through May 1994; $3,896 due from June 1994
$.6 million mortgage       9.50%                 to May 1995; $4,354 due thereafter to maturity.
secured by office
building in Milwaukee,
WI.

Alder Creek                9.00%      Mar-99     Interest only payments due monthly.                        --       2,432
- -----------                 to                   Principal paydowns as lots are sold.
$2.4 million mortgage     24.00%
secured by 54 acres
in Folsom, CA.

Other Residential          7.50%      Nov-07     Monthly payments of principal                              --         531
- -----------------           to          to       and interest ranging from $408 to $2,199.
4 mortgage loans          11.00%      Jan-21
secured by single-
family homes located
in AZ and HI.


WRAPAROUND MORTGAGE LOANS

South Westmoreland         8.00%      Mar-94     Monthly interest only payments.                           336       1,100
- ------------------
$1.1 million mortgage
secured by office
building in
Los Angeles, CA.


                                                          Principal Amount of
                                      Carrying             Loans Subject to
                                      Amounts             Delinquent Principal
                                    of Mortgage(1)           or Interest
                                    --------------        --------------------
                                  (dollars in thousands)
FIRST MORTGAGE LOANS

Jackson Square                        $ 8,567                  $    --
- --------------
$8.0 million construction
loan secured by a
shopping center in
Jackson, MS.

Greentree Village                       3,575                       --
- -----------------
$3.6 million mortgage
loan secured by a
shopping center
in Flagstaff, AZ.

Sherwood Trust                         1,494                        --
- --------------
$1.4 million mortgage
secured by 4.5 acres
of land in Dallas, TX.

Casa Bonita                              944                       944
- -----------
$1 million mortgage
secured by apartments
in Paris, TX.

Pioneer Office Bldg.                     550                        --
- --------------------
$.6 million mortgage
secured by office
building in Milwaukee,
WI.

Alder Creek
- -----------
$2.4 million mortgage                    856                       856 (2)
secured by 54 acres
in Folsom, CA.

Other Residential                        436                        --
- -----------------
- -4 mortgage loans
secured by single-
family homes located
in AZ and HI.


WRAPAROUND MORTGAGE LOANS

South Westmoreland                       685                        --
- ------------------
$1.1 million mortgage
secured by office
building in
Los Angeles, CA.


                                                                    SCHEDULE XII
                                                                     (Continued)



                          NATIONAL INCOME REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1993





                           Interest   Maturity                                                        Prior      Face Amount
  Description                Rate       Date      Periodic Payment Terms                              Liens      of Mortgage
  -----------              --------   --------    ----------------------                              -----      -----------
JUNIOR MORTGAGE LOANS

K-Mart, Fairbault          7.58%      Sep-07     Monthly payments of principal and                   $ 1,285       $ 2,600
- -----------------                                interest of $20,140.
$2.6 million mortgage
loan secured by shopping
center in Fairbault, MN.

K-Mart, Racine            12.70%      Dec-06     Monthly payments of principal and                     1,454         4,714
- --------------                                   interest ranging from $9,133 to
$4.7 million mortgage loan                       $53,763.
secured by shopping center
in Racine, WI.

K-Mart, Indianapolis      12.00%      Jul-07     Monthly payments of principal and                     2,050         3,626
- --------------------                             interest of $38,733.
$3.6 million mortgage loan
secured by shopping center
in Indianapolis, IN.

Villa Maria               14.00%      Nov-93     Monthly interest only payments of $2,683.             2,000           230
- -----------
$230,000 mortgage loan
secured by retirement
center in Tuscon, AZ.

Mariposa Manor            12.00%      Mar-95     Monthly interest payments of $2,300. Unpaid             777           307
- --------------                                   interest accruals deferred to maturity.
$.3 million mortgage
secured by apartments
in Los Angeles, CA.


                                                          Principal Amount of
                                      Carrying             Loans Subject to
                                      Amounts             Delinquent Principal
                                    of Mortgage(1)           or Interest
                                    --------------        --------------------
                                (dollars in thousands)
JUNIOR MORTGAGE LOANS

K-Mart, Fairbault                     $ 332                    $ 332
- -----------------
$2.6 million mortgage
loan secured by shopping
center in Fairbault, MN

K-Mart, Racine                          586                      586
- --------------
$4.7 million mortgage loan
secured by shopping center
in Racine, WI.

K-Mart, Indianapolis                    430                      430
- --------------------
$3.6 million mortgage loan
secured by shopping center
in Indianapolis, IN.

Villa Maria                             256                      256
- -----------
$230,000 mortgage loan
secured by retirement
center in Tuscon, AZ.

Mariposa Manor                          297                       --
- --------------
$.3 million mortgage
secured by apartments
in Los Angeles, CA.


                                                                    SCHEDULE XII
                                                                     (Continued)



                          NATIONAL INCOME REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1993





                           Interest   Maturity                                         Prior        Face Amount
  Description                Rate       Date      Periodic Payment Terms               Liens        of Mortgage
  -----------              --------   --------    ----------------------               -----        -----------
PARTICIPATION INTEREST

Creekwood                 10.25%      Nov-95     Monthly P&I payments of $4,525.       $ 2,019        $ 1,000
- ---------
$1 million participation
in note secured by
apartments in Altomonte
Springs, FL
                                                                                       -------        -------
                                                                                       $ 9,921        $31,115
                                                                                       =======        =======
Interest receivable
Deferred gains


Allowance for estimated losses



                                                          Principal Amount of
                                      Carrying             Loans Subject to
                                      Amounts             Delinquent Principal
                                    of Mortgage(1)           or Interest
                                    --------------        --------------------
                                (dollars in thousands)
PARTICIPATION INTEREST

Creekwood                             $    408                 $    --
- ---------
$1 million participation
in note secured by
apartments in Altomonte
Springs, FL
                                      --------                 -------
                                      $ 19,416                 $ 3,404
                                                               =======
Interest receivable                        131
Deferred gains                            (153)
                                      --------
                                        19,394
Allowance for estimated losses          (6,980)
                                      --------
                                      $ 12,414
                                      ========

_______________________

(1)  The aggregate cost for federal income tax purposes is $19,547.

(2)  Note brought current subsequent to yearend.

                                                                    SCHEDULE XII
                                                                     (Continued)




                          NATIONAL INCOME REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE





                                                           1993                  1992                   1991
                                                      --------------        --------------        ---------------
                                                                       (dollars in thousands)
Balance at January 1,.............                    $       30,765        $       28,800        $        28,280


 Additions
    Fundings and acquisitions of
       notes receivable...........                               329                 3,844                  2,758
    Notes from sales of
       foreclosed properties......                               -                     550                  1,268
    Amortization of discount......                                 7                    31                     64
    Accrued interest shortfall
       and participation..........                                47                    66                     41
 Deductions
    Collections of principal......                            (2,431)               (2,156)                (1,496)
    Foreclosures..................                            (9,301)                 (289)                (1,877)
    Other.........................                               -                     (81)                  (238)
                                                      --------------        --------------        ---------------

Balance at December 31,...........                    $       19,416        $       30,765        $        28,800
                                                      ==============        ==============        ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                     ______________________________________


                                    PART III


ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Trustees

The affairs of National Income Realty Trust (the "Trust" or the "Registrant") are managed by a ten-member Board of Trustees. The Trustees are elected at the annual meeting of shareholders or appointed by the incumbent Board of Trustees and serve until the next annual meeting of shareholders or until a successor has been elected or approved.

The Trustees of the Trust are listed below, together with their ages, terms of service, all positions and offices with the Trust or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor"), or Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor commencing April 1, 1994, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Trustee, means that the Trustee is an officer, director or employee of BCM or Tarragon or an officer or employee of the Trust. The designation "Independent", when used below with respect to a Trustee, means that the Trustee is neither an officer or employee of the Trust nor a director, officer or employee of BCM or Tarragon, although the Trust may have certain business or professional relationships with such Trustee as discussed in ITEM
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."

WILLIE K. DAVIS:  Age 62, Trustee (Independent) (since October 1988).

  President (1971 to 1985) and Chairman and 50% shareholder (since 1985) of Mid-South Financial Corporation, holding company for Mid-South Mortgage Company and Gibbs Mortgage Company; President (since 1978) and Chairman and sole shareholder (since December 1985) of FMS, Inc. ("FMS"), a property management and real estate development firm; President (1983 to February
  1990) of BVT Management Services, Inc., a real estate advisory and tax service firm; Director (since 1987) of SouthTrust Bank of Middle Tennessee; Trustee and Treasurer (since 1986) of Baptist Hospital, Inc., Tennessee General Welfare nonprofit corporation; and Director or Trustee (since October
  1988) of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT"), Transcontinental Realty Investors, Inc. ("TCI") and Vinland Property Trust ("VPT").

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Trustees (Continued)

JOHN A. DOYLE: Age 35, Trustee (Affiliated) and Executive Vice President (since February 1994).

  Trustee and Executive Vice President (since February 1994) of VPT; Director, President, Chief Operating Officer and 50% shareholder (since February 1994) of Tarragon; President and Chairman of the Board (since December 1993) of Investors General Acquisition Corp., which owns 100% of the shares of Investors General, Inc.; Director, President and Chief Executive Officer (since June 1992) of Garden Capital Incorporated; Director (since October
  1993) of Home States Holdings; Director and Chief Operating Officer (October 1990 to December 1991) of ConCap Equities, Inc.; President, Chief Executive Officer, Chief Operating Officer and sole Director (April 1989 to October
  1990) of Consolidated Capital Equities Corporation ("CCEC"); Director of Restructuring, Reorganization and Insolvency Services (February 1987 to April
  1989) of Arthur Young & Co., independent certified public accountants; and Certified Public Accountant (since 1985).

GEOFFREY C. ETNIRE:  Age 45, Trustee (Independent) (since January 1993).

  Attorney engaged in the private practice of real estate law in Pleasanton, California (since 1981); Licensed Real Estate Broker in California (since
  1985); Director (1985 to 1989) of Mission Valley Bancorp; Director (1984 to
  1989) and Chairman (1986 to 1989) of Bank of Pleasanton; and Managing Partner (1981 to 1988) with Smith, Etnire, Polson & Scott law firm; and Trustee or Director (since January 1993) of CMET, IORT and TCI.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Trustees (Continued)

WILLIAM S. FRIEDMAN: Age 50, Trustee (Affiliated) (since March 1988). Chief Executive Officer (since December 1993), President (since December 1988) and formerly Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989) and Acting Principal Financial and Accounting Officer (December 1988 to August 1989).

  Trustee (since March 1988), Chief Executive Officer (since December 1993), President (since December 1988), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989) and Acting Principal Financial and Accounting Officer (December 1988 to August 1989) of VPT; Trustee or Director (March 1988 to February 1994), Chief Executive Officer (December 1993 to February 1994), President (December 1988 to February 1994), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989) and Acting Principal Accounting Officer (December 1988 to August 1989) of CMET, IORT and TCI; Director and Chief Executive Officer (since December 1990) of Tarragon, the Advisor to the Trust effective April 1, 1994; President (February 1989 to March 1993) and Director (February to December 1989) of BCM, the advisor to the Trust (March 1989 to March 1994); General Partner (1987 to March 1994) of Syntek Asset Management, L.P. ("SAMLP"), which is the General Partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"); Director and President (March 1989 to February 1994)) and Secretary (March 1989 to December 1990) of Syntek Asset Management, Inc. ("SAMI"), the Managing General Partner of SAMLP and a corporation owned by BCM; President (1982 to October 1990) of Syntek Investment Properties, Inc. ("SIPI"), which has invested in, developed and syndicated real estate through its subsidiaries and other related entities since 1973; Director and President (1982 to October 1990) of Syntek West, Inc. ("SWI"); Vice President (1984 to October 1990) of Syntek Finance Corporation; Director (1981 to December 1992), President (July 1991 to December 1992), Vice President and Treasurer (January 1987 to July 1991) and Acting Chief Financial Officer (May 1990 to February 1991) of American Realty Trust, Inc. ("ART"); Practicing Attorney (since 1971) with the Law Offices of William S. Friedman; Director and Treasurer (November 1989 to February 1991) of Carmel Realty Services, Inc. ("CRSI"); Limited Partner (January 1991 to December 1992) of Carmel Realty Services, Ltd. ("Carmel, Ltd."); Trustee (1987 to November 1989) of Wespac Investors Trust; Director (1985 to April
  1989) of Pratt Hotel Corporation; and Trustee (March 1988 to February 1989) of The Consolidated Companies. Until January 1989, Mr. Friedman served in the following positions: Director (from 1980), Vice Chairman of the Board of Directors (from 1982) and Secretary (from 1984) of Southmark Corporation; Director of Pacific Standard Life Insurance Company (from 1984), Servico, Inc. (from 1985), NACO Finance Corporation (from 1986), Integon Corporation (from 1986), Southmark San Juan, Inc. (from 1987), Thousand Trails, Inc. (from 1987), MGF Oil Corporation (from 1988), and two former advisors to the Trust - Consolidated Capital Equities Corporation and Consolidated Advisors, Inc. (from March 1988).

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Trustees (Continued)

DAN L. JOHNSTON: Age 56, Trustee (Independent) (April 1990 to June 1990 and since February 1991).

  Attorney in solo practice in New York, New York (since 1991); Chief Counsel, Subcommittee on Criminal Justice, U.S. House of Representatives (June 1990 to January 1991); Executive Director (1986 to 1990) of Prosecuting Attorneys' Research Council, a nationwide organization of metropolitan prosecutors which acts to further research to improve the prosecutorial function; Consultant (February 1985 to June 1990) to the Edna McConnell Clark Foundation, which supports efforts of District Attorneys to reduce jail and prison overcrowding; Member (October 1987 to June 1990) of the Civilian Complaint Review Board of the New York City Police Department; Project Director (March 1985 to February 1986) and Consultant (January 1984 to March 1985) of the Vera Institute of Justice; County Attorney (March 1977 to March 1985) of Polk County, Des Moines, Iowa; Assistant Iowa Attorney General in charge of consumer fraud division (1965); Director or Trustee (April 1990 to June 1990 and since February 1991) of CMET, IORT and TCI; and Trustee (since December
  1992) of VPT.


A. BOB JORDAN:  Age 61, Trustee (Independent) (since October 1992).

  Attorney in solo practice in Oklahoma City, Oklahoma; and Director or Trustee (since October 1992) of CMET, IORT and TCI.


RAYMOND V.J. SCHRAG:  Age 48, Trustee (Independent) (since October 1988).

  Attorney in solo practice in New York, New York (since 1975); Trustee (1986 to December 1989) of Hidden Strength Mutual Funds; and Director or Trustee (since October 1988) of CMET, IORT, TCI and VPT.


BENNETT B. SIMS:  Age 61, Trustee (Independent) (since April 1990).

  Author (since February 1964); Screen and Television Writer (since January
  1960); Independent Marketing Consultant (since January 1980) for various companies; Professor of Dramatic Writing (since September 1987) at Tisch School of the Arts, New York University; Director or Trustee (since April
  1990) of CMET, IORT and TCI; and Trustee (since December 1992) of VPT.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Trustees (Continued)

TED P. STOKELY:  Age 60, Trustee (Independent) (since April 1990).

  General Manager (since January 1993) of Minority and Elderly Housing Assistance Foundation, Inc., a nonprofit corporation; Part- time unpaid Consultant (since January 1993) of Eldercare Housing Foundation ("Eldercare"); Real Estate Consultant (April 1992 to December 1993) for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing; President (since April 1992) of PSA Group (real estate management and consulting); Executive Vice President (1987 to 1991) of Key Companies Inc., a publicly traded company that develops, acquires and sells water and minerals; Managing General Partner (1985 to 1987) of RCB Houston Venture I, a Texas Partnership; Executive Vice President (1982 to 1985) of Success Properties, a Texas real estate investment company; and Director or Trustee (since April 1990) of CMET, IORT and TCI.

CARL B. WEISBROD:  Age 49, Trustee (Independent) (since February 1994).

  Consultant (since 1994), President and Chief Executive Officer (April 1990 to
  1994) of New York City Economic Development Corporation; President (May 1987 to April 1990) of 42nd Street Development Project, Inc. of New York State Urban Development Corporation; Executive Director (March 1986 to May 1987) of Department of City Planning of the City of New York; and Executive Director (July 1984 to March 1986) of City Volunteer Corps of the City of New York.

Separation of Messrs. Phillips and Friedman from Southmark. Until January 1989, Gene E. Phillips, who served as a Trustee of the Trust until December 31, 1992, and William S. Friedman, the President and a Trustee of the Trust, were executive officers and directors of Southmark Corporation ("Southmark"). Mr. Phillips served as Chairman of the Board and Director (since 1980) and President and Chief Executive Officer (since 1981) and Mr. Friedman served as Vice Chairman of the Board (since 1982), Director (since 1980) and Secretary (since 1984) of Southmark.

As a result of a deadlock on Southmark's Board of Directors, Messrs. Phillips and Friedman reached a series of related agreements with Southmark on January 17, 1989 (collectively, the "Separation Agreement"), whereby Messrs. Phillips and Friedman resigned their positions with Southmark and certain of Southmark's subsidiaries and affiliates. The Separation Agreement was later modified by certain agreements in another set of agreements dated as of June 30, 1989 (collectively, the "June Agreements"). Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Trustees (Continued)

Litigation Against Southmark or its Affiliates Alleging Fraud or Mismanagement. In addition to the litigation related to the Southmark bankruptcy, there were several lawsuits filed against Southmark, its former officers and directors (including Messrs. Phillips and Friedman) and others, alleging, among other things, that such persons and entities engaged in conduct designed to defraud and mislead the investing public by intentionally misrepresenting the financial condition of Southmark. In so far as such allegations related to them, Messrs. Phillips and Friedman deny them. Those lawsuits in which Mr. Friedman was also a defendant are summarized below. THE TRUST IS NOT A DEFENDANT IN ANY OF THESE LAWSUITS.

In Burt v. Grant Thornton, Gene E. Phillips and William S. Friedman, the plaintiff, a purchaser of Southmark preferred stock, alleged that the defendants disseminated false and misleading corporate reports, financial analysis and news releases in order to induce the public to continue investing in Southmark. Grant Thornton served as independent certified public accountants to Southmark and, for 1988 and 1989, to the Trust. The plaintiff sought actual damages in the amount of less than $10,000, treble damages and punitive damages in an unspecified amount plus attorneys' fees and costs. This case was settled in October 1993 for a nominal payment.

Consolidated actions entitled Salsitz v. Phillips et al., purportedly brought as class actions on behalf of purchasers of Southmark securities during specified periods, were pending before the United States District Court for the Northern District of Texas. These actions alleged violations of the federal securities laws and state laws, based upon claims of fraud, deceit and negligent misrepresentations made in connection with the sale of Southmark securities. The plaintiffs sought unspecified damages, attorneys' fees and costs. The defendants included Messrs. Phillips and Friedman, among others. Messrs. Phillips and Friedman entered into a settlement agreement with the plaintiffs, which was approved by the court in October 1993.

Messrs. Phillips and Friedman also served as directors of Pacific Standard Life Insurance Company ("PSL"), a wholly-owned subsidiary of Southmark, from October 1984 to January 1989. In a proceeding brought by the California Insurance Commissioner, a California Superior Court appointed a conservator for PSL on December 11, 1989, and directed that PSL cease doing business. On October 12, 1990, the California Insurance Commissioner filed suit against Messrs. Phillips and Friedman and other former directors of PSL seeking damages of $12 million and additional punitive damages. Such lawsuit alleged, among other things, that the defendants knowingly and willfully conspired among themselves to breach their duties as directors of PSL and to loot and waste corporate assets of PSL to benefit Southmark and its other subsidiaries and certain of the defendants (including Messrs. Phillips and Friedman), resulting in a required write-down of $25 million, PSL's insolvency and conservatorship. Such suit further alleged that the defendants caused

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Trustees (Continued)

PSL to make loans to, or enter into transactions with, Southmark, Southmark affiliates and others in violation of applicable state laws, and to make loans and investments that could not be included as assets on PSL's balance sheet to entities controlled by Charles H. Keating, Jr. It is also alleged that PSL's board of directors failed to convene meetings and delegated to Mr. Phillips authority to make decisions regarding loans, investments and other transfers and exchanges of PSL assets. In August 1993, five former directors of PSL, including Messrs. Phillips and Friedman, settled this lawsuit without admitting any liability.

Southmark Partnership Litigation. One of Southmark's principal businesses was real estate syndication and from 1981 to 1987 Southmark raised over $500 million in investments from limited partners of several hundred limited partnerships. Several lawsuits have been filed by investors against Messrs. Phillips and Friedman alleging breach of fiduciary duties. The following actions relate to and involve such activities.

In Adkisson, et al. v. Friedman et al., the plaintiffs, limited partners in a tax shelter partnership sponsored by Southmark, alleged violations of state consumer protection laws, negligence and fraud. This case was settled in July 1993 for a nominal payment.

In Sable et al. v. Southmark/Envicon Capital Corp. et al., the plaintiffs, limited partners in nine Southmark-sponsored limited partnerships, made several claims alleging breach of fiduciary duty and waste or mismanagement of partnership assets, among other things. In April 1993, the court dismissed all of the claims and awarded Messrs. Phillips and Friedman sanctions against plaintiffs' counsel.

In Southmark/CRCA Healthcare Fund VIII, L.P. v. Southmark Investment Group 87, Inc., et al., the plaintiff, a former Southmark related public limited partnership, alleged that in 1988 the defendants caused the plaintiff to purchase five nursing homes in violation of the partnership agreement. The plaintiff sought to recover actual damages in an unspecified amount, plus punitive damages and attorneys' fees and costs. The defendants included, among others, Messrs. Phillips and Friedman and TCI, which provided refinancing for the properties. The case was settled in October 1993.

In an action filed in January 1993 in a Michigan state court captioned Van Buren Associates Limited Partnership, et.al. v. Friedman, et. al., the plaintiff, an affiliate of the plaintiff in two other cases against Messrs. Phillips and Friedman which have been dismissed without payment, alleges a claim in connection with an alleged 1988 transfer of certain property by the partnership. The plaintiff seeks damages in an unspecified amount, plus costs and attorney's fees. The plaintiff also seeks to quiet title to the property at issue. The defendants include, among others, Messrs. Phillips and Friedman.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Board Committees

The Trust's Board of Trustees held nine meetings during 1993. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board of Trustees during the period for which he had been a Trustee and (ii) the total number of meetings held by all committees of the Board of Trustees on which he served during the periods that he served.

The Trust's Board of Trustees has an Audit Committee, the function of which is to review the Trust's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Trustees, are Messrs. Schrag (Chairman), Davis and Etnire. The Audit Committee met three times during 1993.

The Trust's Board of Trustees does not have Nominating or Compensation
Committees.

The Trust's Board of Trustees has a Related Party Transaction Committee which reviews and makes recommendations to the Board of Trustees with respect to transactions involving the Trust and any other party or parties related to or affiliated with the Trust, any of its Trustees or any of their affiliates, and a Litigation Committee which reviews litigation involving Messrs. Phillips and Friedman. Messrs. Johnston (Chairman), Davis, Etnire, Schrag, Sims and Stokely, all of whom are Independent Trustees, are the members of the Related Party Transaction Committee, while Messrs. Johnston (Chairman), Etnire, Jordan, Schrag, Sims and Stokely comprise the Litigation Committee. During 1993, the Related Party Transaction Committee met six times and the Litigation Committee met six times.

The Litigation Committee has formally requested each of Messrs. Phillips and Friedman to furnish the Advisor's in-house counsel with copies of the complaints filed in all pending litigation in which either is named as a defendant. The Advisor's counsel, in turn, has furnished the Litigation Committee with summaries of the allegations contained in each such complaint as well as summaries of developments in existing and new matters. The Litigation Committee is represented by independent counsel, which counsel periodically reviews certain litigation matters and reports to the Committee thereon.

The Litigation Committee evaluates the nature and quality of the allegations made in any litigations or investigations involving Messrs. Phillips and Friedman in order to assess whether Mr. Friedman should continue to act as a Trustee and to assess whether BCM should continue to act as the advisor to the Trust. The Litigation Committee, while not needing to duplicate the adjudicatory process, is also required to conduct any investigation that is appropriate and necessary to discharge the above obligations.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Executive Officers

The following persons currently serve as executive officers of the Trust:
William S. Friedman, President and Chief Executive Officer; John A. Doyle, Executive Vice President; and Ivan Roth, Treasurer and Chief Financial Officer. Their positions with the Trust are not subject to a vote of shareholders. The age, terms of service, all positions and offices with the Trust, BCM or Tarragon, other principal occupations, business experience and directorships with other companies during the last five years or more of Messrs. Friedman and Doyle are set forth above. Corresponding information regarding Mr. Roth is set forth below.

IVAN ROTH:  Age 58, Treasurer and Chief Financial Officer (since February
1994).

  Treasurer and Chief Financial Officer (since February 1994) of VPT; Treasurer (since February 1994) of Tarragon and Tarragon Capital Corporation; Treasurer and Chief Financial Officer (1978 to 1992) of Servico, Inc.; Financial Controller (1970 to 1978) of New York Motel Enterprises, Inc.; General Manager (1968 to 1970) of Affiliated Financial Corporation; and Certified Public Accountant (since 1968).

On September 19, 1990, Servico, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and was reorganized effective August 5, 1992.


Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust: Cary L. Newburger, Vice President - General Counsel; John C. Stricklin, Vice President - Real Estate and Mary E. Montagnino, Secretary. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and offices with the Trust, BCM or Tarragon, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

CARY L. NEWBURGER:  Age 34, Vice President - General Counsel (since February
1994) and Vice President - Real Estate (1992 to February 1994).

  Vice President - General Counsel (since February 1994) of VPT; Vice President (since February 1994) of Tarragon; Vice President and Real Estate Counsel (1990 to 1994) of BCM; Vice President (1993 to February 1994) of ART; Vice President and Real Estate Counsel (1992 to February 1994) of CMET, IORT and TCI; Attorney (1987 to 1989) of Southmark; and Associate (1985 to 1987) with the law firm of Baker & McKenzie.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Officers (Continued)

JOHN C. STRICKLIN:  Age 47, Vice President - Real Estate (since January 1994).

  Vice President - Real Estate (since February 1994) of VPT; Senior Vice President (since February 1994) of Tarragon; Vice President (June 1992 to January 1994) of Carmel Realty, Inc.; Real Estate Broker (June 1989 to May
  1992) with Carmel, Ltd.; Executive Vice President (June 1980 to May 1989) of Windsor Financial Corporation; and Vice President (June 1975 to June 1980) of Syntek Corporation.

MARY E. MONTAGNINO:  Age 35, Secretary (since February 1994).

  Secretary (since February 1994) of VPT; Secretary and Paralegal (since February 1994) of Tarragon; Paralegal (1989 to February 1994) of BCM; and Paralegal (1984 to 1989) of Southmark.

In addition to the foregoing officers, the Trust has other officers who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's Trustees, executive officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Trust is required to report any failure to file by these dates during 1993. During 1993, all of these filing requirements were satisfied by its Trustees and executive officers and ten percent holders. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Trust's Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by a contractual advisory firm under the supervision of the Trust's Board of Trustees. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Trust's Board of Trustees.

CCEC was the sponsor of and original advisor of the Trust. CCEC was replaced as advisor on August 1, 1988, by Consolidated Advisors, Inc. ("CAI"), the parent of CCEC. On December 2, 1988, CCEC filed a petition

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

seeking reorganization under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Northern District of Texas. Mr. Friedman was a director of CCEC and CAI from March 1988 through January 1989. Mr. Doyle was President, Chief Executive Officer, Chief Operating Officer and sole director of CCEC from April 1989 through October 1990. Southmark was a controlling shareholder of The Consolidated Companies, the parent of CAI, from March 1988 through February 1989.

In February 1989, the Trust's Board of Trustees voted to retain BCM as the Trust's advisor. BCM has served as the Trust's advisor since March 1989. Prior to December 22, 1989, Messrs. Phillips and Friedman also served as directors of BCM. Mr. Phillips served as chief executive officer of BCM until September 1, 1992 and Mr. Friedman served as President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips, who served as a Trustee of the Trust until December 7, 1992. At the Trust's annual meeting of shareholders held on April 26, 1993, the Trust's shareholders approved the renewal of the Trust's advisory agreement with BCM. BCM has resigned as advisor to the Trust effective March 31, 1994.

On February 10, 1994, the Trust's Board of Trustees selected Tarragon to replace BCM as the Trust's advisor. Commencing April 1, 1994, Tarragon will provide advisory services to the Trust under an advisory agreement. Mr. Friedman serves as a director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as a director, President and Chief Operating Officer of Tarragon and Trustee and Executive Vice President of the Trust. Mr. Friedman's family owns approximately 30% of the outstanding shares of the Trust.

The provisions of the Trust's advisory agreement with Tarragon are substantially the same as to those of the BCM advisory agreement except for the annual base advisory fee and the elimination of the net income fee. The Tarragon advisory agreement calls for an annual base advisory fee of $100,000 plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as net income (loss) before gains or losses from the sales of properties and debt restructurings plus depreciation and amortization plus any loss due to the writedown or sale of any real property or mortgage loan acquired prior to January 1, 1989.

The BCM advisory agreement provided for BCM to be responsible for the day-to-day operations of the Trust and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Trust (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Trust's net income.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

Under both the Tarragon and the BCM advisory agreements, the advisor is required to formulate and submit annually for approval by the Trust's Board of Trustees a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, lending, foreclosure and borrowing activity, and other investments, and the advisor is required to report quarterly to the Trust's Board of Trustees on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Trust's Board of Trustees unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the advisor by the Trust's Board of Trustees.

Both the Tarragon and the BCM advisory agreements also require prior approval of the Trust's Board of Trustees for retention of all consultants and third party professionals, other than legal counsel. The advisory agreements provide that the advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders; contain a broad standard governing the advisor's liability for losses by the Trust; and contain guidelines for the advisor's allocation of investment opportunities as among itself, the Trust and other entities it advises.

The advisory agreements also provide for the advisor to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Trust during such fiscal year exceeds the sum of: (i) the cost of each such property as originally recorded in the Trust's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (ii) capital improvements made to such assets during the period owned by the Trust and (iii) all closing costs, (including real estate commissions) incurred in the sale of such property; provided, however, no incentive fee shall be paid unless (i) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return of the Trust's net investment including capital improvements, calculated over the Trust's holding period before depreciation and inclusive of operating income and sales consideration and (ii) the aggregate net operating income from all real estate owned by the Trust for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to each of the advisory agreements, the advisor or an affiliate of the advisor is to receive an acquisition commission for supervising the acquisition, purchase or long term lease of real estate for the Trust equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

comparable property; provided that the purchase price of each property (including acquisition commissions and all real estate brokerage fees) may not exceed such property's appraised value at acquisition.

Each of the advisory agreements require the advisor or any affiliate of the advisor to pay to the Trust one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Trust, provided, however, that the compensation retained by the advisor or any affiliate of the advisor shall not exceed the lesser of (i) 2% of the amount of the loan committed by the Trust or (ii) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

Each of the advisory agreements also provide that the advisor or an affiliate of the advisor is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase from an unaffiliated party of any existing mortgage or loan by the Trust equal to the lesser of (i) 1% of the amount of the loan purchased or (ii) a loan brokerage or commitment fee which is reasonable and
fair under the circumstances.   Such fee will not be paid in connection with
the origination or funding by the Trust of any mortgage loan.

Under each of the advisory agreements, the advisor or an affiliate of the advisor is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Trust or refinancing on Trust properties equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from the advisor or an affiliate of the advisor without the approval of the Trust's Board of Trustees. No fee shall be paid on loan extensions.

Under each of the advisory agreements, the advisor is to receive reimbursement of certain expenses incurred by it in the performance of advisory services to the Trust.

Under each of the advisory agreements (as required by the Trust's Declaration of Trust) all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on the book value, net asset value and net income of the Trust during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1991, 1992 or 1993.

Additionally, if the Trust were to request that the advisor render services to the Trust other than those required by the advisory agreement, the advisor or an affiliate of the advisor would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below under "Property

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

Management," the Trust has hired Carmel, Ltd., an affiliate of BCM, to provide property management services for the Trust's properties. Commencing, April 1, 1994, Tarragon will provide property management services for the Trust's properties. Also as discussed below under "Real Estate Brokerage," the Trust has engaged, on a non-exclusive basis, Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, to perform brokerage services for the Trust until March 31, 1994.

Approval of the renewal of the Tarragon advisory agreement is required by the Trust's shareholders.

The advisory agreement may only be assigned with the prior consent of the Trust.

The directors and principal officers of BCM are set forth below.

MICKEY NED PHILLIPS:                   Director

RYAN T. PHILLIPS:                      Director

OSCAR W. CASHWELL:                     President and Director of Property and
                                       Asset Management

KARL L. BLAHA:                         Executive Vice President and Director of
                                       Commercial Management

HAMILTON P. SCHRAUFF:                  Executive Vice President and Chief
                                       Financial Officer

CLIFFORD C. TOWNS, JR:                 Executive Vice President, Finance

THOMAS A. HOLLAND:                     Senior Vice President and Chief
                                       Accounting Officer

DREW D. POTERA:                        Vice President, Treasurer and Securities
                                       Manager

ROBERT A. WALDMAN:                     Vice President, Corporate Counsel and
                                       Secretary

Mickey Ned Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son.

The directors and principal officers of Tarragon are set forth below:

WILLIAM S. FRIEDMAN:                  Director and Chief Executive Officer

JOHN A. DOYLE:                        Director, President and Chief Operating
                                      Officer

ITEM 10.     TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
             (Continued)

The Advisor (Continued)

CHRIS CLINTON:                        Senior Vice President

TODD MINOR:                           Senior Vice President

JOHN C. STRICKLIN:                    Senior Vice President

CARY L. NEWBURGER:                    Vice President - General Counsel

IVAN ROTH:                            Treasurer

MARY E. MONTAGNINO:                   Secretary

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently Carmel, Ltd. provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. In many cases, Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of eleven of the Trust's commercial properties and the commercial properties owned by two of the real estate partnerships in which the Trust is a partner to Carmel Realty, which is owned by SWI. Carmel, Ltd. has resigned as property manager for the Trust's properties effective March 31, 1994.

Commencing April 1, 1994, Tarragon will provide property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on apartment properties and not in excess of 5% of the monthly gross rents collected on commercial properties. Tarragon intends to subcontract with other entities for the provision of most of the property-level management services to the Trust.

Real Estate Brokerage

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. Effective December 1, 1992, the Trust's Board of Trustees approved the non-exclusive engagement by the Trust of Carmel Realty to provide brokerage services for the Trust. Such agreement terminates March 31, 1994. Carmel Realty is entitled to receive a real estate acquisition commission for locating and negotiating the lease or purchase by the Trust of any property equal to the lesser of (i) up to 3% of the purchase price, inclusive of commissions, if any, paid by the Trust to other brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property

ITEM 10.     TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
             (Continued)

Real Estate Brokerage (Continued)

acquisition services in the same geographical location and for comparable property. Any commission which is paid to Carmel Realty by the seller shall be credited against the commission to be paid by the Trust. Carmel Realty is also entitled to receive a real estate sales commission for the sale of each Trust property equal to the lesser of (i) 3% (inclusive of fees, if any, paid by the Trust to other brokers) of the sales price of each property or (ii) the compensation customarily charged in arm's-length transactions paid by others rendering similar services in the same geographic location for comparable property.

ITEM 11.    EXECUTIVE COMPENSATION

The Trust has no employees, payroll or benefit plans and pays no compensation to the executive officers of the Trust. The Trustees and executive officers of the Trust who are also officers or employees of the Trust's Advisor are compensated by the Advisor. Such affiliated Trustees and executive officers of the Trust perform a variety of services for the Advisor and the amount of their compensation is determined solely by the Advisor. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor" for a more detailed discussion of the compensation payable to BCM or Tarragon by the Trust.

The only direct remuneration paid by the Trust is to the Trustees who are not officers or directors of BCM or Tarragon or their affiliated companies. The Independent Trustees (i) review the business plan of the Trust to determine that it is in the best interest of the Trust's shareholders, (ii) review the Trust's contract with the advisor, (iii) supervise the performance of the Trust's advisor and review the reasonableness of the compensation which the Trust pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Trust and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Trust. The Independent Trustees receive compensation in the amount of $6,000 per year, plus reimbursement for expenses. In addition, each Independent Trustee receives (i) $3,000 per year for each committee of the Board of Trustees on which he serves,
(ii) $2,500 per year for each committee chairmanship and (iii) $1,000 per day for any special services rendered by him to the Trust outside of his ordinary duties as Trustee, plus reimbursement for expenses.

During 1993, $128,516 was paid to the Independent Trustees in total Trustees' fees for all services, including the annual fee for service during the period June 1, 1993 through May 31, 1994, and 1993 special service fees: Willie K. Davis, $14,875; Geoffrey C. Etnire, $19,625; Randall K. Gonzalez, $12,750; Dan
L. Johnston, $25,250; A. Bob Jordan, $10,042; Raymond V.J. Schrag, $17,500; Bennett B. Sims, $13,500; and Ted P. Stokely, $14,974.

Messrs. Davis and Schrag serve on the Fairness Committee of NRLP (for which they each received $4,000 in 1993) whose function is to review certain transactions between NRLP and its general partner and affiliates of such general partner.

TMC, a company of which Mr. Gonzalez, a Trustee of the Trust until February 18, 1994, is the Managing Partner and President, provides property-level management services, as a sub-contractor to Carmel, Ltd., for certain properties owned by the Trust. In 1993, TMC earned fees of $58,000 for performing such services.

TMC also provides property-level management services, as a subcontractor to Carmel, Ltd., for properties owned by ART, CMET, NOLP and TCI and through April 1993, for a property owned by a partnership which includes IORT and TCI. Christon, a company for which Mr. Gonzalez serves as Vice President, provides property leasing services, as a subcontractor to Carmel, Ltd., to such partnership. Mr. Gonzalez is the son of Al Gonzalez, an ART director not affiliated with BCM.

Since January 1, 1993, FMS, a company of which Mr. Davis is Chairman, President and sole shareholder, has been providing property- level management services, as a subcontractor to Carmel, Ltd., for two properties owned by the Trust. In 1993, FMS earned fees of $54,000 for performing such services.

During 1993, Mr. Jordan performed legal services for BCM and its affiliates, as well as for ART, TCI and the Trust. The Trust paid Mr. Jordan $4,000 in legal fees and cost reimbursements in 1993.

The Trust believes that such fees received by FMS, TMC and Mr. Jordan were at least as favorable to the Trust as those that would be paid to unaffiliated third parties for the performance of similar services.





                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Trust's shares of beneficial interest with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 30, 1988 in the Trust's shares of beneficial interest and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.





                        1988            1989            1990            1991         1992            1993
                        ----            ----            ----            ----         ----            ----
  THE TRUST              100              79              55              84           55             141

  S&P 500 INDEX          100             131             127             166          179             197

  REIT INDEX             100              88              63              88          102             124

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on March 11, 1994.

                                        Amount and Nature
    Name and Address of                   of Beneficial                    Percent of
     Beneficial Owner                       Ownership                       Class (1)
- ---------------------------           ----------------------               ----------
Lucy N. Friedman                          802,386  (2)(3)(4)                 25.3%
645 Madison Avenue                                 (5)(6)
Suite 2200
New York, New York  10022

- ---------------
(1) Percentages are based upon 3,088,663 shares of beneficial interest outstanding at March 11, 1994.

(2) Includes 12,612 shares owned by Lucy N. Friedman's husband, William S. Friedman.

(3) Includes 609,595 shares owned by Lucy N. Friedman. In addition, includes 44,512 shares and 44,259 shares owned by Lucy N. Friedman's minor sons, Gideon and Samuel Friedman. Lucy Friedman has control of such shares.

(4) Does not include 49,894 shares owned by Lucy N. Friedman's adult son, Ezra Friedman, and 48,190 shares owned by Lucy N. Friedman's adult daughter, Tanya Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

(5) Includes 23,942 shares owned by a trust for the benefit of the children and grandchildren of Samuel Friedman, deceased, William S. Friedman's father, for which Robert A. Friedman and Gerald C. Friedman, siblings of William S. Friedman and Ruth Friedman, his mother, are the trustees. Lucy N. Friedman disclaims beneficial ownership of such shares.

(6) Includes 33,000 shares owned by Tarragon Capital Corporation, of which Lucy N. Friedman and William S. Friedman are executive officers and directors and 34,466 shares owned by Tarragon Partners, Ltd., of which Lucy N. Friedman and William S. Friedman are limited partners. Mrs. Friedman disclaims beneficial ownership of such shares.




                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficially interest, both beneficially and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 11, 1994.

                                                        Amount and Nature
                                                          of Beneficial                           Percent of
 Name of Beneficial Owner                                   Ownership                              Class (1)
- --------------------------                            ---------------------                       ----------
William S. Friedman                                          831,354   (2)(3)(4)                       26.9%
                                                                       (5)(6)(7)

Willie K. Davis                                               69,903   (8)                              2.3%

John A. Doyle                                                112,783   (6)(9)                           3.6%

Geoffrey C. Etnire                                            69,903   (8)                              2.3%

Dan L. Johnston                                               69,903   (8)                              2.3%

A. Bob Jordan                                                 69,903   (8)                              2.3%

Bennett B. Sims                                               69,903   (8)                              2.3%

Raymond V.J. Schrag                                           72,653   (8)(9)                           2.4%

Ted P. Stokely                                                69,903   (8)                              2.3%

All Trustees and Executive                                   983,790   (2)(3)(4)                       30.4%
Officers as a group                                                    (5)(6)(7)
(12 individuals)                                                       (8)(9)(10)

- ---------------
*     Less than 1%.

(1) Percentages are based upon 3,088,663 shares of beneficial interest outstanding at March 11, 1994.

(2) Includes 28,968 shares held by a trust for the benefit of the children of Gene E. Phillips for which William S. Friedman is the trustee. Mr. Friedman disclaims beneficial ownership of such shares. Mr. Friedman also owns 12,612 shares of beneficial interest personally.

(3) Includes 609,595 shares owned by William S. Friedman's wife, Lucy Friedman. Mr. Friedman disclaims beneficial ownership of such shares.
      In addition, includes 44,512 shares and 44,259 shares owned by William S. Friedman's minor sons, Gideon and Samuel Friedman. Lucy Friedman has control of such shares. Mr. Friedman disclaims beneficial ownership of such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(4) Does not include 49,894 shares owned by William S. Friedman's adult son, Ezra Friedman, and 44,259 shares owned by William S. Friedman's adult daughter, Tanya Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(5) Includes 23,942 shares owned by a trust for the benefit of the children and grandchildren of Samuel Friedman, deceased, William S. Friedman's father, for which Robert A. Friedman and Gerald C. Friedman, siblings of William S. Friedman and Ruth Friedman, his mother, are the trustees. Mr. Friedman disclaims beneficial ownership of such shares.

(6) Includes 33,000 shares owned by Tarragon Capital Corporation, of which Lucy N. Friedman, William S. Friedman and John A. Doyle are executive officers and directors.

(7) Includes 34,466 shares owned by Tarragon Partners, Ltd., of which Lucy N. Friedman and William S. Friedman are limited partners. Mr. Friedman disclaims beneficial ownership of such shares.

(8) Includes 69,903 shares owned by CMET of which Messrs. Davis, Etnire, Johnston, Jordan, Schrag, Sims and Stokely may be deemed to be beneficial owners by virtue of their positions as CMET trustees.

(9) Includes 76,923 shares in which Mr. Doyle has beneficial interest as a result of a $1.0 million subordinated debenture which is convertible to 76,923 of the Trust's shares. John A. Doyle also owns 2,860 shares personally.

(10)  Raymond V.J. Schrag owns 2,750 shares personally.









                     (THIS SPACE INTENTIONALLY LEFT BLANK.)

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Trust's Board of Trustees voted to retain BCM as the Trust's advisor as discussed in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM is a corporation of which Messrs. Cashwell, Blaha, Schrauff and Holland serve as executive officers. Messrs. Phillips and Friedman served as directors of BCM until December 22, 1989. Mr. Phillips served as Chief Executive Officer of BCM until September 1, 1992 and Mr. Friedman served as President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips.

On February 10, 1994, the Trust's Board of Trustees selected Tarragon to replace BCM as the Trust's advisor. Commencing April 1, 1994, Tarragon will be providing advisory services to the Trust under an advisory agreement. Mr. Friedman serves as director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as President and Chief Operating Officer of Tarragon and Trustee and Executive Vice President of the Trust. Mr. Friedman's family owns approximately 30% of the outstanding shares of the Trust.

Also on February 10, 1994, VPT's Board of Trustees selected Tarragon to replace BCM as VPT's advisor commencing March 1, 1994. Messrs. Davis, Doyle, Friedman, Johnson, Schrag, Sims and Weisbrod, Trustees of the Trust, serve as trustees of VPT.

Tarragon occupies office space at VPT's One Turtle Creek Office/Retail Complex, which serves as the Trust's executive offices.

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently, Carmel, Ltd. provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. In many cases, Carmel, Ltd. subcontracts with other entities for the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of eleven of the Trust's commercial properties and the commercial properties owned by two of the real estate partnerships in which the Trust is a partner to Carmel Realty, which is owned by SWI. Carmel, Ltd. resigned as property manager for the Trust's properties effective March 31, 1994. Commencing April 1, 1994, Tarragon will provide property management services to the Trust.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. Effective December 1, 1992, the Trust engaged Carmel Realty, on a non-exclusive basis, to provide brokerage services for the Trust. Carmel Realty is owned by SWI. Such agreement terminates March 31, 1994.

The Trustees, with the exception of Messrs. Etnire, Jordan and Stokely, and the officers of the Trust serve as trustees and officers of VPT. The Trustees, with the exception of Messrs. Friedman, Doyle and Weisbrod, also serve as trustees or directors of CMET, IORT and TCI. The Trust's Trustees owe fiduciary duties to such entities as well as to the Trust under applicable law. VPT has the same relationship with Tarragon as the Trust. CMET, IORT and TCI have the same relationships with BCM as the Trust. Mr. Phillips is the general partner and until March 4, 1994, Mr. Friedman was a general partner of the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Messrs. Phillips and Friedman served as executive officers and directors of ART until November 16, 1992 and December 31, 1992, respectively.

As discussed in ITEM 11. "EXECUTIVE COMPENSATION," Messrs. Davis and Schrag serve on the Fairness Committee of NRLP, whose function is to review certain transactions between NRLP and its general partner and affiliates of such general partner. TMC, a company of which Mr. Gonzalez, a trustee of the Trust until February 18, 1994, is the Managing Partner and President, provides property-level management services as a subcontractor to Carmel, Ltd. for certain properties owned by ART, CMET, NOLP, TCI and the Trust and through April 30, 1993, for a property owned by a partnership which includes IORT and TCI. Christon, a company of which Mr. Gonzalez serves as Vice President, provides property leasing services, as a subcontractor to Carmel, Ltd., for such partnership property. Mr. Gonzalez is the son Al Gonzalez, a director of ART not affiliated with BCM.

From April 1992 to December 31, 1993, Mr. Stokely was employed as a Real Estate Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from SWI which is owned by Mr. Phillips and affiliated with BCM. In addition, in November 1991, the Trust funded a $230,000 loan to Eldercare. Eldercare filed for bankruptcy protection in October 1993. At December 31, 1993, the Trust's loan to Eldercare was in default.

During 1993, Mr. Jordan performed legal services for BCM and its affiliates, as well as for TCI, ART and the Trust.

Related Party Transactions

Historically, the Trust has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. All related party transactions entered into by the Trust must be approved by a majority of the Trust's Board of Trustees, including a majority of the Independent Trustees. In addition, the Related Party Transaction Committee of the Trust's Board of Trustees must review all such transactions prior to their submission to the Trust's Board of Trustees for consideration. The Trust's management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to the Trust as could have been obtained from unrelated third parties.

As more fully described in ITEM 2. "PROPERTIES - Real Estate", the Trust is a partner with CMET in the Sacramento Nine and Adams Properties Associates partnerships.

On December 10, 1990, the Trust's Board of Trustees, based on the recommendation of its Related Party Transaction Committee, authorized the purchase of up to $1.0 million of the shares of beneficial interest of CMET through negotiated or open market transactions. At December 31, 1993, the Trust owned 54,500 shares of beneficial interest of CMET which it purchased in 1990 and 1991 through open market transactions, at a total cost to the Trust of $250,000. At December 31, 1993, the aggregate market value of the CMET shares was $702,000. See ITEM 2. "PROPERTIES - Equity Investment in REIT."

In December 1993, the Trust's Board of Trustees approved the issuance of a $1.0 million convertible subordinated debenture to Mr. Doyle, Trustee and Executive Vice President of the Trust since February 1994, in exchange for his 10% participation in the profits of the Consolidated Capital Properties II ("CCP II") assets, which the Trust had acquired in November 1992. This participation was granted as consideration for Mr. Doyle's services to the Trust in connection with the CCP II portfolio. The debenture bears interest at a rate of 6% per annum, matures in five years and is convertible into 76,923 of the Trust's shares of beneficial interest. Mr. Doyle also serves as Director, President and Chief Operating Officer and is a 50% shareholder of Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor commencing April 1, 1994. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

In 1993, the Trust paid BCM and its affiliates $1.5 million in advisory fees, $21,000 in real estate and mortgage brokerage commissions and $360,000 in property management fees and leasing commissions. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Trust of $627,000 in 1993.

Restrictions on Related Party Transactions

The Trust's Declaration of Trust provides that:

      "(t)he Trustees shall not . . . purchase, sell or lease any Real Properties or Mortgages to or from . . . the Advisor or any of (its) Affiliates," and that "(t)he Trustees shall not . . . make any loan to . . . the Advisor or any of (its) Affiliates."

Moreover, the Declaration of Trust further provides that:

      (t)he Trust shall not purchase or lease, directly or indirectly, any Real Property or purchase any Mortgage from the Advisor or any affiliated Person, or any partnership in which any of the foregoing may also be a general partner, and the Trust will not sell or lease, directly or indirectly, any of its Real Property or sell any Mortgage to any of the foregoing Persons." The Declaration of Trust further provides that "the Trust shall not directly or indirectly, engage in any transaction with any Trustee, officer or employee of the Trust or any director, officer or employee of the Advisor . . . or of any company or other organization of which any of the foregoing is an Affiliate, except for . . . (among other things) transactions with . . . the Advisor or Affiliates thereof involving loans, real estate brokerage services, real property management services, the servicing of Mortgages, the leasing of real or personal property, or other services, provided such transactions are on terms not less favorable to the Trust than the terms on which nonaffiliated parties are then making similar loans or performing similar services for comparable entities in the same area and are not entered into on an exclusive basis.

The Declaration of Trust defines "Affiliate" as follows:

      (A)s to any Person, any other Person who owns beneficially, directly, or indirectly, 1% or more of the outstanding capital stock, shares, or equity interests of such Person or of any other Person which controls, is controlled by, or is under common control with, such Person or is an officer, retired officer, director, employee, partner, or trustee (excluding independent trustees not otherwise affiliated with the entity) of such Person or of any other Person which controls, is controlled by, or is under common control with, such Person.

The Declaration of Trust further provides that:

      The Trustees shall not...invest in any equity Security, including the shares of other REITs for a period in excess of 18 months, except for shares of a qualified REIT subsidiary, as defined in Section 856(i) of the Internal Revenue Code, and regular or residual interests in REMICs...(or) acquire Securities in any company holding investments or engaging in activities prohibited by this Section...

As discussed in "Related Party Transactions," above, since September 1990, the Trust has invested in shares of CMET. As of March 11, 1994, the Trust owned 54,500 shares of CMET. CMET has the same advisor as the Trust and certain of its Trustees are also trustees of CMET. As noted above, under the terms of its Declaration of Trust, the Trust is prohibited from investing in equity securities for a period in excess of 18 months. The Trust's shareholders approved an amendment to the Trust's Declaration of Trust allowing the Trust to hold these shares of CMET until July 30, 1996.

All related party transactions that the Trust may enter into must be reviewed by the Related Party Transaction Committee of the Trust's Board of Trustees to determine whether such transactions are (i) fair to the Trust and (ii) are permitted by the Trust's governing documents. Each of the members of the Related Party Transaction Committee is a Trustee who is not an officer, director or employee of the Trust's advisor, BCM or Tarragon, and is not an officer or employee of the Trust.


                      ____________________________________


                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
           FORM 8-K


(a)      The following documents are filed as part of this Report:

1.       Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
   December 31, 1993 and 1992

Consolidated Statements of Operations -
   Years Ended December 31, 1993, 1992 and 1991

Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 1993, 1992 and 1991

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1993, 1992 and 1991

Notes to Consolidated Financial Statements

2.       Financial Statement Schedules

Schedule   X  -          Supplementary Income Statement Information

Schedule  XI  -          Real Estate and Accumulated Depreciation

Schedule XII  -          Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


3.       Exhibits

The following documents are filed as Exhibits to this report:


Exhibit
Number                              Description
- -------                             -----------

 3.1 Second Amended and Restated Declaration of Trust (incorporated by reference to the Registrant's Current Report on Form 8- K dated August 14, 1987).

 3.2 Amendment No. 1 to the Second Amended and Restated Declaration of Trust, (incorporated by reference to the Registrant's Current Report on Form 8-K dated July 5, 1989) reporting change in name of Trust.

 3.3 Amendment No. 2 to the Second Amended and Restated Declaration of Trust, (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 22, 1990,) reporting deletion of liquidation provisions.

 3.4 Amendment No. 3 to the Second Amended and Restated Declaration of Trust, (incorporated by reference to the Registrant's Current Report on Form 8-K dated June 3, 1992) reporting the extension of the holding period of the Trust's marketable equity securities.

 3.5 Restated Trustees' Regulations dated as of April 21, 1989, (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 24, 1989).

10.1 Advisory Agreement dated as of December 1, 1992, between National Income Realty Trust and Basic Capital Management, Inc. (incorporate by reference to Exhibit No. 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.2 Brokerage Agreement dated as of December 1, 1992, between National Income Realty Trust and Carmel Realty, Inc. (incorporated by reference to Exhibit No. 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.3 Advisory Agreement dated as of February 15, 1994, between National Income Realty Trust and Tarragon Realty Advisors, Inc.
           (incorporated by reference to Exhibit No. 10 to the Registrant's Current Report on Form 8-K dated February 10, 1994).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


(b)  Reports on Form 8-K.

     A Current Report on Form 8-K, dated November 10, 1993, was filed with respect to Item 5, which reports the confirmation of the Plan of Reorganization of the Century Centre II Office Building.

     A Current Report on Form 8-K, dated February 10, 1994, was filed with respect to Item 5, which reports the selection of Tarragon Realty Advisors, Inc. as the new advisor to the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL INCOME REALTY TRUST



Dated:  March 30, 1994                  By:  /s/ William S. Friedman
                                           William S. Friedman
                                           President, Chief Executive Officer
                                           and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By:     /s/ Willie K. Davis             By:    /s/ A. Bob Jordan
   Willie K. Davis                         A. Bob Jordan
   Trustee                                 Trustee



By:    /s/ John A. Doyle                By:    /s/ Raymond V. J. Schrag
   John A. Doyle                           Raymond V. J. Schrag
   Trustee and Executive Vice President    Trustee



By:                                     By:    /s/ Bennett B. Sims
   Geoffrey C. Etnire                      Bennett B. Sims
   Trustee                                 Trustee



By:     /s/ William S. Friedman         By:    /s/ Ted P. Stokely
   William S. Friedman                     Ted P. Stokely
   President, Chief Executive Officer      Trustee
   and Trustee



By:     /s/ Dan L. Johnston             By:     /s/ Carl Weisbrod
   Dan L. Johnston                         Carl Weisbrod
   Trustee                                 Trustee



                                        By:   /s/ Ivan Roth
                                           Ivan Roth
                                           Treasurer and Chief Financial Officer

Dated:  March 30, 1994