Form 10-Q
period 1994-03-31
NATIONAL INCOME REALTY TRUST
filed 1994-05-20
CIK 277577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1994
                                                           --------------


                         Commission File Number 0-9211
                                                ------


                          NATIONAL INCOME REALTY TRUST
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

         California                                              94-2537061
- - -------------------------------                            ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


                  3878 Oak Lawn, Suite 300, Dallas, TX 75219
            -------------------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)


                                (214) 522-9910
                        --------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)


        10670 North Central Expressway, Suite 300, Dallas, TX 75231
        -----------------------------------------------------------
                               (Former Address)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Shares of Beneficial Interest,
        no par value                                         3,007,116
- - ------------------------------                     -----------------------------
          (Class)                                  (Outstanding at May 11, 1994)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of National Income Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

                         NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                            March 31,      December 31,
                                                              1994             1993
                                                            --------       ------------
       Assets                                                 (dollars in thousands)
      --------
Notes and interest receivable
  Performing...........................................    $  15,837         $  15,990
  Nonperforming, nonaccruing...........................        3,476             3,404
                                                           ---------         ---------
                                                              19,313            19,394
Real estate held for sale, net of accumulated
  depreciation ($2,390 in 1994 and $2,293 in 1993).....       18,411            18,496
Less - allowance for estimated losses..................      (11,106)          (11,106)
                                                           ---------         ---------
                                                              26,618            26,784
Real estate held for investment, net of accumulated
  depreciation ($34,597 in 1994 and $33,535 in 1993)...      158,755           154,748
Investments in partnerships............................       11,774            11,804
Cash and cash equivalents..............................          919             1,060
Investment in marketable equity securities of
  affiliate............................................          763               702
Other assets...........................................        5,633             4,388
                                                           ---------         ---------
                                                           $ 204,462         $ 199,486
                                                           =========         =========

Liabilities and Shareholders' Equity
- - ----------------------------------------
Liabilities
Notes, debentures and interest payable.................    $ 122,010         $ 114,351
Other liabilities......................................        5,563             6,961
                                                           ---------         ---------
                                                             127,573           121,312

Commitments and contingencies
Shareholders' equity
Shares of Beneficial Interest, no par value; authorized
  shares, unlimited; issued and outstanding, 3,072,916
  shares in 1994 and 3,126,116 shares in 1993..........        9,227             9,387

Paid-in capital........................................      274,003           274,515
Accumulated distributions in excess of accumulated
  earnings.............................................     (206,854)          (206,180)
Unrealized gains on marketable equity securities.......          513               452
                                                           ---------         ---------
                                                              76,889            78,174
                                                           ---------         ---------
                                                           $ 204,462         $ 199,486
                                                           =========         =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the Three Months
                                                              Ended March 31,
                                                           ---------------------
                                                            1994           1993
                                                           -------       -------
                                                          (dollars in thousands,
                                                             except per share)

Revenue
  Rentals..............................................   $   9,143    $   8,142
  Interest.............................................         359          416
  Equity in income (loss) of partnerships..............          85          (28)
                                                          ---------    ---------
                                                              9,587        8,530

Expenses
  Property operations..................................       5,291        4,954
  Interest.............................................       2,529        2,756
  Depreciation.........................................       1,181        1,093
  Advisory fee to affiliate............................         469          391
  General and administrative...........................         351          253
                                                          ---------    ---------
                                                              9,821        9,447
                                                          ---------    ---------

Net (loss).............................................   $    (234)   $    (917)
                                                          =========    =========

Earnings per share
  Net (loss)...........................................   $    (.08)   $    (.27)
                                                          =========    =========

Weighted average shares of beneficial interest used in
computing earnings per share...........................   3,093,952    3,350,347
                                                          =========    =========




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                         Accumulated    Unrealized
                                  Shares of Beneficial                  Distributions    Gains on
                                        Interest                         in Excess of   Marketable
                                  --------------------       Paid-in     Accumulated      Equity     Shareholders'
                                    Shares      Amount       Capital      Earnings      Securities      Equity
                                  ---------     ------      --------    ------------    ----------   ------------
                                                           (dollars in thousands)
Balance, January 1, 1994.......   3,126,116     $9,387      $274,515    $(206,180)        $452         $78,174

Repurchase of shares
  of beneficial
   interest....................     (53,200)      (160)         (512)           -            -            (672)

Cash Distributions
  ($.15 per share).............           -          -             -         (440)           -            (440)

Unrealized gains on
  marketable equity
  securities...................           -          -             -            -           61              61

Net (loss).....................           -          -             -         (234)           -            (234)
                                  ---------     ------      --------    ---------         ----         -------

Balance, March 31, 1994........   3,072,916     $9,227      $274,003    $(206,854)        $513         $76,889
                                  =========    =======      ========    =========        =====         =======




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Three Months
                                                                      Ended March 31,
                                                                  ----------------------
                                                                    1994          1993
                                                                  --------      --------
                                                                  (dollars in thousands)
Cash Flows from Operating Activities
  Rentals collected...........................................    $ 8,995       $ 8,119
  Interest collected..........................................        325           384
  Interest paid...............................................     (2,306)       (1,803)
  Payments for property operations............................     (6,973)       (5,593)
  General and administrative expenses paid....................       (356)         (379)
  Advisory fee paid to affiliate..............................       (569)         (367)
  Other.......................................................          -           259
                                                                  -------       -------
    Net cash provided by (used in) operating activities.......       (884)          620


Cash Flows from Investing Activities
  Acquisition of real estate..................................       (975)            -
  Real estate improvements....................................       (305)       (1,185)
  Fundings of notes receivable................................       (207)            -
  Collections on notes receivable.............................        210         1,647
  Contributions to partnerships...............................        115          (298)
                                                                  -------       -------
     Net cash provided by (used in) investing
       activities.............................................     (1,162)          164


Cash Flows from Financing Activities
  Borrowings from financial institutions......................     12,600           112
  Payments of mortgage notes payable..........................     (8,833)       (1,960)
  Repurchase of shares of beneficial interest.................       (672)       (1,095)
  Distributions to shareholders...............................       (440)            -
  Cash collateral deposited...................................       (750)            -
  Advances from affiliate.....................................          -         1,043
                                                                  -------       -------


    Net cash provided by (used in) financing
      activities..............................................      1,905        (1,900)
                                                                  -------       -------

Net (decrease) in cash and cash equivalents...................       (141)       (1,116)
Cash and cash equivalents, beginning of period................      1,060         1,750
                                                                  -------       -------
Cash and cash equivalents, end of period......................    $   919       $   634
                                                                  =======       =======


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                      For the Three Months
                                                                         Ended March 31,
                                                                      ---------------------
                                                                         1994       1993
                                                                      ---------   ---------
                                                                      (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss)....................................................        $  (234)     $  (917)
Adjustments to reconcile net (loss) to net
  cash provided by operating activities
  Depreciation and amortization...............................          1,306        1,084
  (Increase) in interest receivable...........................            (17)         (23)
  (Increase) decrease in other assets.........................           (352)         331
  (Decrease) in other liabilities.............................         (1,676)        (751)
  Equity in (income) losses of partnerships...................            (85)          28
  Increase in interest payable................................            174          868
                                                                      -------      -------
    Net cash provided by (used in) operating
       activities.............................................        $  (884)     $   620
                                                                      =======      =======
Noncash investing and financing activities

  Carrying value of real estate acquired through
    foreclosure (in satisfaction of notes receivable
    with a carrying value of $5,465)..........................        $     -      $10,082

  Note payable from acquisition of real estate................          3,711        6,651





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
- - ------------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K").

NOTE 2.  NOTES  AND INTEREST RECEIVABLE
- - ---------------------------------------

On February 25, 1994, the Trust obtained a $2.4 million judgment against the three individual guarantors of a previously nonperforming first mortgage loan,
secured by the Casa Bonita Apartments located in Paris, Texas.   Interest at the
rate of 18% per annum accrues on the judgment until paid in full. The Trust continues to negotiate with the borrower on payment terms of the note. The Trust does not anticipate incurring a loss in excess of previously established reserves on this note.

During March 1994, a first mortgage loan with a carrying value of $227,000 became nonperforming. The collateral property securing the note receivable, a residence in Kauai, Hawaii, was sold during the quarter and the Trust anticipates collection of the sales proceeds during May 1994. The Trust expects that such settlement will not result in any loss in excess of previously established reserves.

On March 4, 1994, the United States Bankruptcy Court confirmed the borrowers' plan of reorganization affecting the Alder Creek mortgage note receivable with a carrying value of $702,000 and a legal balance of $1.2 million at March 31, 1994. The note receivable is secured by 32 acres of developed land located near Sacramento, California. The approved plan calls for principal payments on the note balance as the collateral parcels are sold and requires monthly interest payments at 9% per annum increasing to 24% per annum until maturity on June 1, 1999. On January 26, 1994, approximately 6 acres of the collateral property was sold for $45,000 cash and a $207,000 promissory note, which also requires monthly interest payments at 9% per annum, increasing to 24% per annum until maturity in February 1999. In accordance with the terms of the restructured note, the mortgage note received for the sale of the released parcel was applied to reduce the principal balance of the Alder Creek note receivable.

At March 31, 1994, four of the Trust's junior mortgages were classified as nonperforming, as more fully described below.

A nonperforming junior mortgage note with a principal balance of $256,000 at March 31, 1994 is secured by a retirement center in Tuscon, Arizona. The borrower on this note, Eldercare Housing Foundation ("Eldercare"), is currently in bankruptcy. The Trust does not anticipate incurring losses on this note in excess of previously established reserves. Ted P. Stokely, a Trustee of the Trust, was employed as a real estate consultant for Eldercare from April 1992 to December 1993.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)
- - --------------------------------------

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

NOTE 3.  REAL ESTATE
- - --------------------

As disclosed in the Trust's 1993 Form 10-K, in January 1993, the Trust was forced to shut down the Lake Highlands Apartments as a result of a change in
zoning of the property.   The Trust does not expect to be able to operate the
property as an apartment complex in the future. Based on the land value under the current zoning, the Trust does not anticipate incurring a loss in excess of previously established reserves.

Also as disclosed in the Trust's 1993 Form 10-K, in 1993, the State of Wisconsin commenced eminent domain proceedings to acquire the Pepperkorn Building, located in Manitowoc, Wisconsin, for highway development. The State of Wisconsin's initial offer was $175,000, which is being appealed by the Trust. There is no assurance that the Trust's appeal will be successful or of the amount, if any, of additional compensation that it may receive. However, based on the information presently available, the Trust does not anticipate incurring any losses in excess of previously established reserves.

On March 28, 1994, the Trust paid $300,000 in cash to exercise its option to acquire, through a transfer of general partner interests and stock of limited partners, certain limited partnerships which own three residential properties comprising 600 apartment units in Lakeland, Florida; Lexington, Kentucky and Oklahoma City, Oklahoma. The properties are subject to existing first mortgage liens totaling $11.6 million. The Trust is seeking the approval of the Department of Housing and Urban Development ("HUD") for the transfer of physical assets on the three properties with the approval expected in June 1994.

On March 30, 1994, the Trust purchased the Summit on the Lake Apartments located in Fort Worth, Texas. The Trust paid $675,000 in cash, subject to the existing first mortgage of $3.7 million. The mortgage accrues interest at 7.5% per annum and matures September 2007. In connection with the acquisition, the Trust paid $176,000 of real estate brokerage and acquisition commissions, based upon the $4.4 million purchase price of the property, to Tarragon Realty Advisors ("Tarragon"), the Trust's advisor. William S. Friedman, the President and a Trustee of the Trust serves as Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as Director, President and Chief Operating Officer of Tarragon and Trustee and Executive Vice President of the Trust. Mr. Friedman's family owns approximately 30% of the outstanding shares of the Trust.

NOTE 4.  NOTES PAYABLE
- - ----------------------

The $1.6 million first mortgage secured by the Palm Court Apartments, located in Miami, Florida, matured in July 1993. Prior to the maturity, the Trust obtained the lender's written agreement to extend the note. Thereafter, the lender refused to execute the extension documents and repeatedly rejected the Trust's tender of mortgage payments in accordance with the extension ageement. The matter is presently in litigation. If adversely determined, the Trust intends to repay the mortgage debt in full.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.  NOTES PAYABLE (Continued)
- - ----------------------

During the first quarter of 1994, the Trust obtained first mortgage financing on three Trust properties totaling $12.6 million, as more fully discussed below. The Trust received net cash of $4.5 million after the payoff of $7.8 million in existing debt ($3.9 million of which matured in 1994). The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. The Trust paid mortgage brokerage and equity refinancing fees of $90,300 to Basic Capital Management ("BCM"), the Trust's advisor, until March 31, 1994, based upon the new mortgage financing of $12.6 million.

Bay West Apartments in Bradenton, Florida secures a $5.1 million nonrecourse mortgage which matures January 2019. This mortgage initially bears interest at 8.89% per annum and calls for monthly principal and interest payments of $42,416. Interest, after the first ten years of the loan, is based on the United States Treasury Rate and the monthly principal and interest payment will be calculated in a constant amount to amortize the unpaid balance over the remaining term of the loan.

Carlyle Towers Apartments in Southfield, Michigan secures a $4.5 million nonrecourse mortgage loan which bears interest at the London Interbank Offering Rate ("LIBOR") plus 3.25% and matures March 13, 1999. This mortgage loan calls for monthly payments equal to the greater of interest due or $33,750, and requires the principal balance be reduced by no less than $175,000 each year.

Woodcreek Apartments, located in Denver, Colorado, secures a $3.0 million nonrecourse mortgage note which bears interest at the LIBOR rate plus 3.25% and matures March 22, 1999. This loan also calls for monthly payments equal to the greater of interest due or $22,500, and requires the principal balance be reduced by no less than $50,000 each year.

The Trust extended two first mortgage loans totaling $1.6 million during the first quarter of 1994. The $590,000 first mortgage loan secured by the Flannery House Apartments in Baton Rouge, Louisiana, was extended one year to March 31, 1995 and the interest rate was reduced from 11% per annum to 8.75% per annum. Also, in February 1994, the $1.0 million first mortgage loan secured by the Mountain View Shopping Center was extended six months to September 1, 1994 and all other terms remained constant.

On March 23, 1994, the Trust paid in full the first mortgage principal balance and all accrued interest of $143,000 secured by the Stewart Square Shopping Center in Las Vegas, Nevada.

In connection with the restructured mortgage note payable, secured by the Century Centre II Office Building, the Trust deposited $750,000 in cash with the lender as additional collateral on the first mortgage. The Trust has since pledged one of its properties held for sale, Stewart Square Shopping Center, as substitute collateral and anticipates a return of the cash collateral funds in June 1994.

NOTE 5.   COMMITMENTS AND CONTINGENCIES
- - ----------------------------------------

Olive Litigation. In February 1990, the Trust, together with Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to

                         NATIONAL  INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.  COMMITMENTS AND CONTINGENCIES (Continued)
- - --------------------------------------

the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the settlement. By agreeing to settle these actions, the defendants, including the Trust, did not and do not admit any liability whatsoever.

In February and April 1993, evidentiary hearings were held concerning allegations by the plaintiffs that the terms of the settlement had been breached by the Trust, CMET, IORT, and TCI. No determination on the matters was made by the court due to settlement discussions entered into among the parties.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settles the claims asserted by the plaintiffs and modifies certain provisions of the April 1990 settlement. The Modification is subject to shareholder notice and final court approval.

The Modification, among other things, provides for the addition of three new unaffiliated members to the Trust's Board of Trustees and sets forth new, highly restrictive requirements for the approval of any transactions with affiliates over the next five years. In addition, Basic Capital Management, Inc., the Trust's former advisor, Gene E. Phillips and William S. Friedman have agreed to pay a total of $1.2 million to the Trust, CMET, IORT and TCI. The Trust's share of this payment will be approximately $201,600.

Under the Modification, the Trust, CMET, IORT, TCI and their shareholders will release the defendants from any claims relating to the plaintiffs' allegations. The Trust, CMET, IORT, and TCI have also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain unaffiliated persons or entities. The Modification also requires that the shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current Board members that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new Board members appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification. The Modification also terminates a number of the provisions of the Stipulation of Settlement, including the requirement that the Trust, CMET, IORT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards.

The court will retain jurisdiction to enforce the Modification.

NOTE 6.  SUBSEQUENT EVENT
- - -------------------------

The Trust and CMET are partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Adams Properties Associates ("APA"), which owns 33 industrial warehouses. On May 11, 1994, APA sold a warehouse located in Dallas, Texas for $4.4 million. APA received $2.1 million in cash, of which the Trust's equity share was $850,000, after the payoff of an existing first mortgage with a principal balance of $1.8 million. In connection with the sale, a sales commission of $26,100 was paid to Tarragon.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Introduction
- - ------------

National Income Realty Trust (the "Trust") invests in real estate through acquisitions, leases and partnerships, and in mortgages secured by real estate. The Trust was organized on October 31, 1978 and commenced operations on March 27, 1979.

Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents aggregated $919,000 at March 31, 1994, compared with $1.1 million at December 31, 1993. The principal reasons for this decrease in cash, other than property improvement expenditures of $305,000, are discussed in the paragraphs below. The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Trust expects that funds from such sources will be sufficient to meet the Trust's various cash needs, including, but not limited to debt service obligations, property maintenance and improvements and shareholder distributions.

On July 1, 1993, the Trust's Board of Trustees approved the resumption of regular quarterly distributions. A distribution of $440,000, $.15 per share, was paid on March 17, 1994 to shareholders of record as of February 28, 1994.

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) decreased from $2.5 million for the first quarter of 1993 as compared to $2.0 million for the corresponding period in 1994. While rentals collected increased $876,000, primarily due to the two apartment properties acquired through foreclosure in March 1993, payments made for property operations increased $1.4 million. This increase is attributable to approximately $1.0 million of prior year real estate taxes paid during the first quarter of 1994.

In March 1994, the Trust paid $300,000 in cash to exercise its option to acquire, through a transfer of general partner interests and stock of limited partners, certain limited partnerships which own three residential properties. The Trust anticipates the transfer of physical assets during June 1994. Also in March 1994, the Trust purchased the Summit on the Lake Apartments located in Fort Worth, Texas. The Trust paid $675,000 in cash, subject to the existing first mortgage of $3.7 million.

During the quarter ended March 31, 1994, the Trust obtained first mortgage financing on three Trust properties totaling $12.6 million, receiving net cash proceeds of $4.5 million after the payoff of $7.8 million in existing debt ($3.9 million of which matured in 1994). The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. The Trust intends to increase its emphasis on obtaining financing or refinancing of its properties. However, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

In addition, the Trust paid off a $143,000 mortgage note payable, on March 23, 1994, which was secured by the Stewart Square Shopping Center in Las Vegas, Nevada.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
- - -------------------------------

In connection with the restructured mortgage note payable, secured by the Century Centre II Office Building, the Trust deposited $750,000 in cash with the lender as additional collateral on the first mortgage. The Trust has since pledged one of its properties held for sale, Stewart Square Shopping Center, as substitute collateral and anticipates a return of the cash collateral funds in June 1994.

During the three months ended March 31, 1994, the Trust repurchased 53,200 of its shares of beneficial interest at a cost to the Trust of $672,410, pursuant to a repurchase program originally announced by the Trust on December 5, 1989. In April, the Trust purchased an additional 33,000 shares at a cost to the Trust of $414,490. The Trust's Board of Trustees authorized the Trust to repurchase a total of 1,026,667 shares under such repurchase program, of which 980,069 shares have been purchased as of April 30, 1994.

At March 31, 1994, the Trust owned 54,500 shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET"), which had a market value at that date of $763,000. A majority of the Trustees of the Trust are also trustees of CMET.

Results of Operations
- - ---------------------

For the three months ended March 31, 1994, the Trust had a net loss of $234,000, compared with a net loss of $917,000 for the three months ended March 31, 1993. The primary factors contributing to the decrease in the Trust's net loss are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $3.2 million for the three months ended March 31, 1993 to $3.9 million for the three months ended March 31, 1994. This increase is due to the addition of the Lake Point Apartments in Memphis, Tennessee and the Huntington Green Apartments in West Town, Pennsylvania, obtained through foreclosure in March 1993.

Equity in income (loss) of partnerships was income of $85,000 for the first quarter of 1994 as compared to a loss of $28,000 for the first quarter of 1993. This increase is primarily due to the equity income of $46,000 for the first quarter of 1994 recorded for the Trust's investment in English Village Partners, L.P. ("English Village") which increased to a 50% interest in July 1993. The Trust recorded no equity income for English Village in the first quarter of 1992.

Interest expense decreased from $2.8 million for the three months ended March 31, 1993 to $2.5 million for the three months ended March 31, 1994. Of this decrease, $295,000 is attributable to the reduction in the interest rate on the first mortgage secured by the Century Centre II Office Building and the purchase of the second mortgage at a significant discount in 1993. In addition, $86,000 of the decrease is due to a reduction in the variable interest rate on the note payable secured by Pinecrest Apartments.

Depreciation expense increased from $1.1 million for the three months ended March 31, 1993 to $1.2 million for the three months ended March 31, 1994. This increase is primarily due to the two apartment complexes obtained through foreclosure in March 1993.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS  (Continued)
         ---------------------

Results of Operations ( Continued)
- - ---------------------

The Trust's management, on a quarterly basis, reviews the carrying value of the Trust's mortgage loans, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment cannot exceed its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Trust's properties are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. The estimate of net realizable value of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of net realizable value.

Income Tax Aspects
- - ------------------

As more fully discussed in the Trust's 1992 Form 10-K, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed.

Environmental Matters
- - ---------------------

Under various federal, state and local environmental laws, ordinances and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets or results of operations.

Recent Accounting Pronouncements
- - --------------------------------

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. The Trust's management has not fully evaluated the effects of implementing this statement, but expects that they will not be material as the statement is applicable to debt restructurings after the earlier of the effective date of the statement or the Trust's adoption of the statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Recent Accounting Pronouncements (Continued)
- - --------------------------------

The FASB has also recently issued SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", which supersedes SFAS No. 12 - "Accounting for Certain Marketable Securities", and requires that certain marketable debt and equity securities be reported at fair value, with unrealized gains and losses either included in earnings or reported as a separate component of shareholder's equity. The Trust adopted SFAS No. 115 effective December 31, 1993, and the impact of the adoption was a $61,000 unrealized gain included in shareholders equity for the three months ended March 31, 1994.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

See NOTE 5. "COMMITMENTS AND CONTINGENCIES" of Notes to the Consolidated Financial Statements in Part I for information relating to legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------


  (a)  Exhibits:

         None.

  (b)  Reports on Form 8-K as follows:

         None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL INCOME REALTY TRUST



Date:   May 20, 1994                          By:/s/ William S. Friedman
      -------------------                        ------------------------------
                                                 William S. Friedman
                                                 President, Chief Executive
                                                 Officer and Trustee



Date:   May 20, 1994                          By:/s/ Ivan Roth
      -------------------                        ------------------------------
                                                 Ivan Roth
                                                 Treasurer and
                                                 Chief Financial Officer



Date:   May 20, 1994                          By:/s/ Katie Jackson
      -------------------                        ------------------------------
                                                 Katie Jackson
                                                 Vice President and
                                                 Chief Accounting Officer