Form 10-Q
period 1994-06-30
NATIONAL INCOME REALTY TRUST
filed 1994-08-15
CIK 277577

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1994
                                                            -------------



                         Commission File Number 0-9211
                                                ------



                          NATIONAL INCOME REALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         California                                           94-2537061
- - -------------------------------                         ----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)



                 3878 Oak Lawn, Suite 300, Dallas, TX     75219
              ----------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)



                                (214) 522-9910
                       ---------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)



         10670 North Central Expressway, Suite 300, Dallas, TX    75231
         --------------------------------------------------------------
                                (Former Address)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---


Shares of Beneficial Interest,
        no par value                                         2,996,616
- - ------------------------------                   -------------------------------
         (Class)                                 (Outstanding at August 8, 1994)

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

                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                              June 30,          December 31,
                                                1994                1993
                                            ------------        ------------
               Assets                             (dollars in thousands)
               ------
Notes and interest receivable
 Performing...........................      $     15,964        $     15,990
 Nonperforming, nonaccruing...........             3,219               3,404
                                            ------------        ------------
                                                  19,183              19,394
Real estate held for sale, net of
 accumulated depreciation ($2,518 in
 1994 and $2,293 in 1993).............            18,279              18,496
Less - allowance for estimated losses.           (11,106)            (11,106)
                                            ------------        ------------
                                                  26,356              26,784
Real estate held for investment, net
 of accumulated depreciation ($35,779
 in 1994 and $33,535 in 1993).........           158,059             154,748
Investments in partnerships...........            11,148              11,804
Cash and cash equivalents.............             1,581               1,060
Investment in marketable equity
 securities of affiliate..............               567                 702
Other assets..........................             5,874               4,388
                                            ------------        ------------
                                            $    203,585        $    199,486
                                            ============        ============
  Liabilities and Shareholders' Equity
  ------------------------------------
Liabilities
Notes, debentures and interest payable      $    121,642        $    114,351
Other liabilities.....................             6,486               6,961
                                            ------------        ------------
                                                 128,128             121,312
Commitments and contingencies.........
Shareholders' equity
Shares of Beneficial Interest, no par
 value; authorized shares, unlimited;
 issued and outstanding, 3,000,116
 shares in 1994 and 3,126,116 shares
 in 1993..............................             9,009               9,387


Paid-in capital.......................           273,322             274,515
Accumulated distributions in excess
 of accumulated earnings..............          (207,261)           (206,180)
Unrealized gains on marketable equity
 securities...........................               387                 452
                                            ------------        ------------
                                                  75,457              78,174
                                            ------------        ------------
                                            $    203,585        $    199,486
                                            ============        ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Three Months           For the Six Months
                                           Ended June 30,                 Ended June 30,
                                     -------------------------     ------------------------
                                         1994          1993            1994          1993
                                     ----------    -----------     ----------    ----------
                                           (dollars in thousands, except per share)
Revenue
  Rentals..........................  $    9,596    $    8,649      $   18,739    $   16,791
  Interest.........................         340           321             699           737
  Equity in income (losses) of
  partnerships.....................         (93)           28              (8)           -
                                     ----------    ----------      ----------    ----------
                                          9,843         8,998          19,430        17,528


Expenses
  Property operations..............       5,434         4,756          10,725         9,710
  Interest.........................       2,689         2,594           5,218         5,350
  Depreciation.....................       1,288         1,187           2,469         2,280
  Advisory fee to affiliate........         317           384             786           775
  General and administrative.......         569           575             920           828
                                     ----------    ----------      ----------    ----------
                                         10,297         9,496          20,118        18,943
                                     ----------    ----------      ----------    ----------

(Loss) from operations.............        (454)         (498)           (688)       (1,415)
Gain on sale of real estate........         385           945             385           945
Gain on sale of investments........         141            -              141            -
                                     ----------    ----------      ----------    ----------
Net income (loss)..................  $       72    $      447      $     (162)   $     (470)
                                     ==========    ==========      ==========    ==========
Earnings per share

  (Loss) from operations...........  $     (.15)   $     (.17)     $     (.22)   $     (.47)
  Gain on sale of real estate......         .12           .32             .12           .31
  Gain on sale of investments......         .05            -              .05            -
                                     ----------    ----------      ----------    ----------

Net income (loss)..................  $      .02    $      .15      $     (.05)   $     (.16)
                                     ==========    ==========      ==========    ==========

Weighted average shares of
  beneficial interest used in
  computing earnings per share.....   3,027,851     2,956,682       3,060,719     3,016,419
                                     ==========    ==========      ==========    ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                     Accumulated      Unrealized
                              Shares of Beneficial                   Distributions     Gains on
                                     Interest                        in Excess of     Marketable
                             ----------------------     Paid-in       Accumulated       Equity      Shareholders'
                              Shares         Amount     Capital        Earnings       Securities       Equity
                             ---------       ------     -------      -------------    ----------    -------------
                                                          (dollars in thousands)
Balance, January 1, 1994.... 3,126,116      $ 9,387     $274,515     $  (206,180)     $     452     $   78,174

Repurchase of shares
 of beneficial
 interest...................  (126,000)        (378)      (1,193)              -              -         (1,571)

Cash Distributions..........         -            -            -            (919)             -           (919)

Unrealized gains on
 marketable equity
 securities.................         -            -            -               -             76             76

Realized gains on sale
 of marketable equity
 securities.................         -            -            -               -           (141)          (141)

Net loss....................         -            -            -            (162)             -           (162)
                             ---------      -------     --------     -----------      ---------     ----------

Balance, June 30, 1994...... 3,000,116      $ 9,009     $273,322     $  (207,261)     $     387     $   75,457
                             =========      =======     ========     ===========      =========     ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       For the Six Months
                                                                          Ended June 30,
                                                                     ------------------------
                                                                       1994            1993
                                                                     --------        --------
                                                                      (dollars in thousands)
Cash Flows from Operating Activities
  Rentals collected..............................................    $ 18,381        $ 16,672
  Interest collected.............................................         652             690
  Interest paid..................................................      (4,783)         (4,140)
  Payments for property
   operations....................................................     (11,188)        (10,693)
  General and administrative
   expenses paid.................................................        (863)           (860)
  Advisory fee paid to
   affiliate.....................................................        (384)              -
  Payments for deferred borrowing costs..........................        (493)           (289)
  Advisory fee paid to prior advisor.............................        (469)           (793)
  Other..........................................................           -             (98)
                                                                     --------        --------

    Net cash provided by operating activities....................         853             489

Cash Flows from Investing Activities
  Acquisition of real estate.....................................        (975)              -
  Real estate improvements.......................................        (857)         (1,863)
  Proceeds from sale of real estate..............................           -             360
  Fundings of notes receivable...................................        (207)              -
  Collections on notes receivable................................         462           1,650
  Distribution from a partnership's investing activities.........         852              86
  Distributions (contributions) to partnerships..................         181            (202)
  Proceeds from sale of marketable equity securities.............         210               -
                                                                     --------        --------

    Net cash provided by (used in) investing
      activities.................................................        (334)             31

Cash Flows from Financing Activities
  Borrowings from financial institutions.........................      12,600           2,198
  Payments of mortgage notes payable.............................      (9,358)         (2,434)
  Repurchase of shares of beneficial interest....................      (1,571)         (1,377)
  Distributions to shareholders..................................        (919)              -
  Cash collateral deposited......................................        (750)              -
                                                                     --------        --------

    Net cash provided by (used in) financing
      activities.................................................           2          (1,613)
                                                                     --------        --------

Net increase (decrease) in cash and cash equivalents.............         521          (1,093)
Cash and cash equivalents, beginning of period...................       1,060           1,750
                                                                     --------        --------
Cash and cash equivalents, end of period.........................    $  1,581        $    657
                                                                     ========        ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                             For the Six Months
                                                               Ended June 30,
                                                          -----------------------
                                                            1994           1993
                                                          --------       --------
                                                           (dollars in thousands)
Reconciliation of net loss to net cash
  provided by operating activities
Net (loss)..............................................  $  (162)       $  (470)

Adjustments to reconcile net loss to net
  cash provided by operating activities
  Gain on sale of real estate...........................     (385)          (945)
  Gain on sale of marketable equity securities..........     (141)             -
  Depreciation and amortization.........................    2,469          2,280
  (Increase) in interest receivable.....................      (47)           (36)
  (Increase) in other assets............................     (518)          (251)
  (Decrease) in other liabilities.......................     (696)        (1,104)
  Equity in losses of partnerships......................        8              -
  Increase in interest payable..........................      325          1,015
                                                          -------        -------

    Net cash provided by operating
      activities........................................  $   853        $   489
                                                          =======        =======

Noncash investing and financing activities

  Carrying value of real estate acquired through
    foreclosure (in satisfaction of notes receivable
    with a carrying value of $5,465)....................  $     -        $10,082

Note payable from acquisition of real estate............    3,711          6,651


The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
- - ------------------------------


The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K").


NOTE 2.  INVESTMENTS IN MARKETABLE SECURITIES
- - ---------------------------------------------


In December 1990, the Trust's Board of Trustees, based on the recommendation of its Related Party Transaction Committee, authorized the purchase of up to $1.0 million of the shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET") through negotiated or open market transactions. Two Trustees of the Trust, Mr. Willie K. Davis and Mr. Dan L. Johnston, are also trustees of CMET. At December 31, 1993, the Trust owned 54,500 shares of beneficial interest of CMET which it had purchased through open market transactions at a total cost to the Trust of $250,000. In June 1994, the Trust sold 15,000 shares of beneficial interest of CMET for $210,000 through open market transactions, reducing the total remaining shares held by the Trust to 39,500 with a market value of $567,000 at June 30, 1994. As a result, the Trust recorded a $141,000 gain on sale of investments in the second quarter of 1994.


NOTE 3.  INVESTMENTS IN PARTNERSHIPS
- - ------------------------------------


The Trust and CMET are partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Adams Properties Associates ("APA"), which owns 33 industrial warehouses. On May 11, 1994, APA sold a warehouse located in Dallas, Texas for $4.4 million. APA received $2.1 million in cash, of which the Trust's equity share was $852,000, after the payoff of an existing first mortgage with a principal balance of $1.8 million. APA recognized a gain of $962,000 on the sale, of which the Trust's equity share was $385,000. In connection with the sale, a sales commission of $26,100 was paid to Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor. William S. Friedman, the President and a Trustee of the Trust serves as Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who serves as Director, President and Chief Operating Officer of Tarragon and Trustee and Executive Vice President of the Trust. Mr. Friedman's family owns approximately 30% of the outstanding shares of the Trust.



                     [This space intentionally left blank.]

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  NOTES AND INTEREST RECEIVABLE
- - --------------------------------------


In February 1994, the borrower on one of the Trust's second lien mortgage notes receivable with an outstanding principal balance of $297,000 at June 30, 1994, became nonperforming with respect to the first lienholder. The Trust, through negotiations with both the borrower and the first lienholder, intends to accept a deed in lieu of foreclosure on the collateral property, an apartment complex in Los Angeles, California. The Trust does not anticipate incurring a loss on this foreclosure; however, if future negotiations are unsuccessful and no final agreement is reached, the first lienholder could exercise its remedies under its first lien. If the first lienholder forecloses on the property, the Trust will incur a loss on the foreclosure equal to the carrying value of the mortgage note receivable.


On February 25, 1994, the Trust obtained a judgment against three individual guarantors of a nonperforming first mortgage loan, with a carrying value of $1.0 million at June 30, 1994, secured by the Casa Bonita Apartments in Paris, Texas. The $2.4 million judgment, which represents the outstanding principal and accrued interest balance, accrues interest at 18% per annum until paid in full. The Trust continues to negotiate with the borrower on payment terms of the note. If a final agreement is not reached and the collateral property is foreclosed, the Trust will not incur a loss as the note has been previously fully reserved.


On March 4, 1994, the United States Bankruptcy Court confirmed the borrowers' plan of reorganization affecting the Alder Creek mortgage note receivable, secured by 55 acres of developed land located near Sacramento, California. The approved plan calls for principal payments on the note balance as the collateral parcels are sold. The note accrues interest at 24% per annum and requires interest payments ranging from 9% per annum to 24% per annum depending on
certain prepayment options, and matures June 1, 1999.   On January 26, 1994,
approximately 6 acres of the collateral property was sold for $252,000, reducing the carrying value of the note receivable to $649,000 at June 30, 1994. In connection with the sale, the Trust accepted a five year note in the principal amount of $207,000 which is secured by the sold land, contains similar interest terms as stated above and matures in February 1999. The Trust does not anticipate incurring a loss on this note as the estimated value of the collateral property is in excess of the total debt on the collateral property.


At June 30, 1994, four of the Trust's junior mortgages were classified as nonperforming, as more fully described below.


A nonperforming junior mortgage note with a carrying value of $256,000 at June 30, 1994 is secured by a retirement center in Tucson, Arizona. The borrower on this note, Eldercare Housing Foundation ("Eldercare"), is currently in bankruptcy. The Trust does not anticipate incurring losses on this note in excess of previously established reserves. Ted P. Stokely, a former Trustee of the Trust, was employed as a real estate consultant for Eldercare from April 1992 to December 1993.

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


NOTE 5.  REAL ESTATE
- - --------------------


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


On March 28, 1994, the Trust paid $300,000 in cash to exercise its option to acquire, through a transfer of general partner interests and stock of limited partners, certain limited partnerships which own three residential properties comprising 600 apartment units in Lakeland, Florida; Lexington, Kentucky and Oklahoma City, Oklahoma. The properties are subject to existing first mortgage liens totaling $11.6 million. On May 16, 1994, the Trust submitted proposals to reinstate the mortgages secured by these properties through contributions from the Trust of approximately $1.1 million and the application of current escrow balances totaling $275,000. In addition, the Trust has requested that the interest rates be reduced to 8% per annum and seeks the approval of the Department of Housing and Urban Development ("HUD") for the transfer of physical assets on the three properties with the approval expected during September 1994.


On March 30, 1994, the Trust purchased the Summit on the Lake Apartments located in Fort Worth, Texas. The Trust paid $675,000 in cash, subject to the existing first mortgage of $3.7 million. The mortgage accrues interest at 7.5% per annum and matures September 2007. In connection with the acquisition, the Trust paid $176,000 of real estate brokerage and acquisition commissions, based upon the $4.4 million purchase price of the property, to Tarragon.


NOTE 6.  NOTES PAYABLE
- - ----------------------


On July 6, 1994, the Trust finalized negotiations to extend and modify the $1.6 million first mortgage secured by the Palm Court Apartments located in Miami, Florida. The modified loan bears interest at 8% per annum, calls for monthly interest payments and quarterly principal reductions of $50,000 beginning July 1994 through maturity on July 1, 1995.

                         NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  NOTES PAYABLE (Continued)
- - ----------------------


During 1994, the Trust has obtained first mortgage financing on three Trust properties totaling $12.6 million, as more fully discussed below. The Trust received net cash of $4.5 million after the payoff of $7.9 million in existing debt ($3.9 million of which matured in 1994). The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. The Trust paid mortgage brokerage and equity refinancing fees of $90,300 to Basic Capital Management ("BCM"), the Trust's advisor until March 31, 1994, based upon the new mortgage financing of $12.6 million.


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


The Trust has also extended two first mortgage loans totaling $1.6 million during the first six months of 1994. The $590,000 first mortgage loan secured by the Flannery House Apartments in Baton Rouge, Louisiana, was extended one year to March 31, 1995 and the interest rate was reduced from 11% per annum to 8.75% per annum. Also, in February 1994, the $1.0 million first mortgage loan secured by the Mountain View Shopping Center was extended six months to September 1, 1994 and all other terms remained constant.


On March 23, 1994, the Trust paid in full the first mortgage principal balance and all accrued interest of $143,000 secured by the Stewart Square Shopping Center in Las Vegas, Nevada.


In connection with the restructured mortgage note payable secured by the Century Centre II Office Building, the Trust deposited $750,000 in cash with the lender as additional collateral on the first mortgage. The Trust has since pledged one of its properties held for sale, Stewart Square Shopping Center, as substitute collateral. The cash collateral funds were returned to the Trust in July 1994.


NOTE 7.  COMMITMENTS AND CONTINGENCIES
- - --------------------------------------


Olive Litigation. In February 1990, the Trust, together with CMET, Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  COMMITMENTS AND CONTINGENCIES (Continued)
- - --------------------------------------


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


Following approval and implementation of the Modification, the Court will retain jurisdiction to enforce the Modification.



                     [This space intentionally left blank.]

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


Liquidity and Capital Resources
- - -------------------------------


Cash and cash equivalents aggregated $1.6 million at June 30, 1994, compared with $1.1 million at December 31, 1993. The principal reasons for this increase in cash are discussed in the following papagraphs. The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Trust expects that funds from such sources will be sufficient to meet the Trust's various cash needs, including, but not limited to debt service obligations, property maintenance and improvements and shareholder distributions.


The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) increased from $6.0 million for the six months ended June 30, 1993 to $7.2 million for the six months ended June 30, 1994. This increase is primarily attributable to the two apartment complexes acquired through foreclosure in March of 1993 and the addition of the Summit on the Lake Apartments, which were purchased in March 1994.


In March 1994, the Trust paid $300,000 in cash to exercise its option to acquire, through a transfer of general partner interests and stock of limited partners, certain limited partnerships which own three residential properties. The Trust anticipates the transfer of physical assets during September 1994. Also in March 1994, the Trust purchased the Summit on the Lake Apartments located in Fort Worth, Texas. The Trust paid $675,000 in cash, subject to the existing first mortgage of $3.7 million.


The Trust has made $857,000 of improvements to its properties during the six months ended June 30, 1994, and anticipates an additional $2.0 million will be made during the remainder of 1994.


The Trust and Continental Mortgage and Equity Trust ("CMET") are Partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Adams Properties Associates ("APA"), which owns 33 industrial warehouses. In May 1994, APA sold a warehouse for $4.4 million. APA received $2.1 million in cash, of which the Trust's equity share was $852,000.


During 1994, the Trust obtained first mortgage financing on three Trust properties totaling $12.6 million, receiving net cash proceeds of $4.5 million after the payoff of $7.9 million in existing debt ($3.9 of which matured in 1994). The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. The Trust intends to increase its emphasis on obtaining financing or refinancing of its properties. However, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------



Liquidity and Capital Resources (Continued)
- - -------------------------------


During the six months ended June 30, 1994, the Trust repurchased 126,000 of its shares of beneficial interest at a cost to the Trust of $1.6 million, pursuant to a repurchase program originally announced by the Trust on December 5, 1989. In July 1994, the Trust purchased an additional 3,500 shares at a cost to the Trust of $44,000. The Trust's Board of Trustees authorized the Trust to repurchase a total of 1,026,667 shares under such repurchase program, of which 1,023,369 shares have been purchased as of July 31, 1994. On May 19, 1994, the Trust's Board of Trustee's approved an authorization for the Trust to repurchase 300,000 additional shares of beneficial interest through open market or negotiated transactions.


In connection with the restructured mortgage note payable secured by the Century Centre II Office Building, the Trust deposited $750,000 in cash with the lender as additional collateral on the first mortgage. The Trust has since pledged one of its properties held for sale, Stewart Square Shopping Center, as substitute collateral. The cash collateral funds were returned to the Trust in July 1994.


In June 1994, the Trust sold 15,000 shares of beneficial interest of CMET receiving $210,000. At June 30, 1994, the Trust owned 39,500 shares of beneficial interest of CMET, which had a market value at that date of $567,000. Two Trustees of the Trust, Mr. Willie K. Davis and Mr. Dan L. Johnston, are also Trustees of CMET.


Based on the performance of the Trust's properties, on July 1, 1993, the Trust's Board of Trustees approved the resumption of regular quarterly distributions to shareholders. The Trust paid distributions totaling $919,000 or $.32 per share during the first half of 1994.


Results of Operations
- - ---------------------


For the three and six months ended June 30, 1994, the Trust had net income of $72,000 and a net loss of $162,000, respectively, compared with net income of $447,000 and a net loss of $470,000 for the three and six months ended June 30, 1993. The primary factors contributing to these changes are discussed in the following paragraphs.


Net rental income (rental income less property operating expenses) increased from $3.9 million and $7.1 million for the three and six months ended June 30, 1993 to $4.2 million and $8.0 million for the three and six months ended June 30, 1994. Of these increases, $325,000 and $932,000 are due to the two apartment complexes acquired through foreclosure in March 1993 and the acquisition of the Summit on the Lake Apartments in March 1994. The remaining increase is primarily due to higher rental rates and increased occupancy levels achieved during 1994.


Interest expense increased from $2.6 million and decreased from $5.4 million for the three and six month periods ended June 30, 1993 to $2.7 million and $5.2 million for the three and six month periods ended June 30, 1994. For the three and six month periods ended June 30, 1994, interest expense increased $220,000 and $398,000, respectively, due to the Lakepointe Apartments acquired through foreclosure in March 1993 and the acquisition of the Summit on the Lake Apartments in March 1994. These increases are slightly offset for the three month period ended June 30, 1994 as compared to the same period in 1993, and more than offset for the six month period ended June 30, 1994 as compared to the same period in 1993, by the reduction in the interest rate

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------



Results of Operations (Continued)
- - ---------------------


on the first mortgage secured by the Century Centre II Office Building and the purchase of the second mortgage at a significant discount in 1993. This decrease is also due to the reduction in the variable interest rate on the note payable secured by the Pinecrest Apartments.


Depreciation expense increased from $1.2 million and $2.3 million for the three and six months ended June 30, 1993 to $1.3 million and $2.5 million for the three and six months ended June 30, 1994. These increases are attributable to the two properties acquired through foreclosure in March 1993 as well as the depreciation of additional improvements of $1.8 million made to the Trust properties subsequent to June 30, 1993.


For the three and six months ended June 30, 1994, the Trust reported gains on sales of real estate of $385,000 related to sale of the warehouse by APA. In addition, the Trust recognized a gain on sale of investments of $141,000 related to the sale of the 15,000 shares of beneficial interest of CMET.


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


Income Tax Aspects
- - ------------------


As more fully discussed in the Trust's 1993 Form 10-K, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed.


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


Environmental Matters (Continued)
- - ---------------------


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


The FASB has also recently issued SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", which supersedes SFAS No. 12 - "Accounting for Certain Marketable Securities", and requires that certain marketable debt and equity securities be reported at fair value, with unrealized gains and losses either included in earnings or reported as a separate component of shareholder's equity. The Trust adopted SFAS No. 115 effective December 31, 1993, and recorded a $76,000 unrealized gain included in shareholders equity for the six months ended June 30, 1994.



                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------


See NOTE 5. "COMMITMENTS AND CONTINGENCIES" of Notes to the Consolidated Financial Statements in Part I for information relating to legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------



     (a)  Exhibits:


            None.


     (b)  Reports on Form 8-K.


          During the quarter for which this Report is filed, one current Report on form 8-K was filed on May 26, 1994, which was amended by Form 8-K/A filed June 3, 1994, with respect to an event occurring on May 19, 1994 reported under Item 4, "CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT".

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          NATIONAL INCOME REALTY TRUST



Date: August 15, 1994                    By:/s/William S. Friedman
     ----------------                       ---------------------------------
                                            William S. Friedman
                                            President, Chief Executive
                                            Officer and Trustee






Date: August 15, 1994                    By:/s/Ivan Roth
     ----------------                       ---------------------------------
                                            Ivan Roth
                                            Treasurer and
                                            Chief Financial Officer



Date: August 15, 1994                    By:/s/ Katie Jackson
     ----------------                       ---------------------------------
                                            Katie Jackson
                                            Vice President and
                                            Chief Accounting Officer