Form 10-Q
period 1994-09-30
NATIONAL INCOME REALTY TRUST
filed 1994-11-14
CIK 277577

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1994
                                                          ------------------


                         Commission File Number 0-9211
                                                ------


                          NATIONAL INCOME REALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       California                                           94-2537061
- - ---------------------------------                      ---------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)



                 3878 Oak Lawn, Suite 300, Dallas, TX     75219
              -------------------------------------------------------
               (Address of Principal Executive Offices)  (Zip Code)


                                     (214) 522-9910
                       --------------------------------------------
                             (Registrant's Telephone Number,
                                  Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Shares of Beneficial Interest,
        no par value                                        3,251,367
- - ------------------------------             ----------------------------------
           (Class)                          (Outstanding at November 8, 1994)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of National Income Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated, have been included.

                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                           September 30,        December 31,
                                                               1994                 1993
                                                           -------------        ------------
                        Assets                                     (dollars in thousands)
                        ------
Notes and interest receivable
 Performing..............................................      $  15,440          $  15,990
 Nonperforming, nonaccruing..............................          2,552              3,404
                                                               ---------          ---------
                                                                  17,992             19,394
Real estate held for sale, net of accumulated
 depreciation ($2,612 in 1994 and $2,293 in 1993)........         19,452             18,496
Less - allowance for estimated losses....................        (11,106)           (11,106)
                                                               ---------          ---------
                                                                  26,338             26,784
Real estate held for investment, net of accumulated
 depreciation ($36,934 in 1994 and $33,535 in 1993)......        157,383            154,748
Investments in partnerships..............................         11,135             11,804
Cash and cash equivalents................................          2,594              1,060
Investment in marketable equity securities of
 affiliate...............................................            553                702
Other assets.............................................          5,979              4,388
                                                               ---------          ---------
                                                               $ 203,982          $ 199,486
                                                               =========          =========
      Liabilities and Shareholders' Equity
      ------------------------------------
Liabilities
Notes, debentures and interest payable...................      $ 122,516          $ 114,351
Other liabilities........................................          7,000              6,961
                                                               ---------          ---------
                                                                 129,516            121,312

Commitments and contingencies............................
Shareholders' equity
Shares of Beneficial Interest, no par value; authorized
 shares, unlimited; issued and outstanding, 3,263,267
 shares in 1994 and 3,126,116 shares in 1993.............          9,799              9,387

Paid-in capital..........................................        275,586            274,515
Accumulated distributions in excess of accumulated
 earnings................................................       (211,291)          (206,180)
Unrealized gains on marketable equity securities.........            372                452
                                                               ---------          ---------
                                                                  74,466             78,174
                                                               ---------          ---------
                                                               $ 203,982          $ 199,486
                                                               =========          =========

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                                       2

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Three Months                  For the Nine Months
                                              Ended September 30,                   Ended September 30,
                                   ---------------------------------------  ------------------------------------
                                          1994                1993                 1994               1993
                                   ------------------  -------------------  ------------------  ----------------
                                                        (dollars in thousands, except per share)
Revenue
 Rentals........................   $    9,484          $    8,848           $   28,223          $   25,639
 Interest.......................          578                 331                1,277               1,068
 Equity in income of
  partnerships..................          169                 107                  161                 107
                                   ----------          ----------            ----------         ----------
                                       10,231               9,286               29,661              26,814

Expenses
 Property operations............        5,768               5,225               16,493              14,935
 Interest.......................        2,486               2,493                7,704               7,843
 Depreciation...................        1,280               1,173                3,749               3,453
 Advisory fee to affiliate......          270                   -                  588                   -
 Advisory fee to prior advisor..            -                 384                  468               1,159
 General and administrative.....          609                 443                1,529               1,271
                                   ----------           ----------           ----------         ----------

                                       10,413               9,718               30,531              28,661
                                   ----------           ----------           ----------         ----------

(Loss) from operations..........         (182)               (432)                (870)             (1,847)
Gain on sale of real estate.....            -                   -                  385                 945
Gain on sale of investments.....            -                   -                  141                   -
                                   ----------           ----------          ----------          ----------

Net (loss)......................   $     (182)          $    (432)          $     (344)         $     (902)
                                   ==========           ==========          ==========          ==========

Earnings per share

 (Loss) from operations.........   $     (.06)          $    (.12)          $     (.26)         $     (.52)
 Gain on sale of real
  estate........................            -                   -                  .12                 .27
 Gain on sale of
  investments...................            -                   -                  .04                   -
                                   ----------           ----------          ----------          ----------
Net (loss)......................   $     (.06)          $    (.12)          $     (.10)         $     (.25)
                                   ==========           ==========          ==========          ==========

Weighted average shares of
 beneficial interest used
 in computing earnings per
 share..........................    3,277,642           3,486,562            3,320,888           3,544,266
                                   ==========           ==========          ==========          ==========


        The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                         Accumulated        Unrealized
                                    Shares of Beneficial                 Distributions      Gains on
                                           Interest                      in Excess of       Marketable
                                    --------------------    Paid-in      Accumulated         Equity         Shareholders'
                                     Shares     Amount      Capital        Earnings         Securities          Equity
                                    --------   --------     -------      -------------      ----------      -------------
                                                               (dollars in thousands)
Balance, January 1, 1994......     3,126,116   $ 9,387      $274,515     $(206,180)            $ 452           $78,174

Repurchase of shares
 of beneficial
 interest.....................      (145,000)     (434)       (1,363)            -                 -            (1,797)

Cash distributions............             -         -             -        (1,487)                -            (1,487)

Share distributions...........       282,151       846         2,434        (3,280)                -                 -

Unrealized gains on
 marketable equity
 securities...................             -         -             -             -                61                61

Realized gains on sale
 of marketable equity
 securities...................             -         -             -             -              (141)             (141)

Net (loss)....................             -         -             -          (344)                -              (344)
                                    ---------   -------      --------     ---------            ------           -------

Balance, September 30, 1994...      3,263,267   $ 9,799      $275,586    $(211,291)            $ 372           $74,466
                                    =========   =======      ========    =========             =====           =======


                      The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                  -------------------
                                                                     1994    1993
                                                                  --------  ---------
                                                                 (dollars in thousands)
Cash Flows from Operating Activities
 Rentals collected.....................................           $ 27,631  $ 25,627
 Interest collected....................................              1,215     1,004
 Interest paid.........................................             (7,184)   (6,601)
 Payments for property operations......................            (17,203)  (15,527)
 General and administrative expenses paid..............             (1,301)   (1,200)
 Advisory fee paid to affiliate........................               (579)        -
 Advisory fee paid to prior advisor....................               (468)   (1,170)
 Payments for deferred borrowing costs.................               (768)     (111)
                                                                   --------  --------

  Net cash provided by operating activities............              1,343     2,022

Cash Flows from Investing Activities
 Acquisition of real estate............................               (975)        -
 Real estate improvements..............................             (1,723)   (2,531)
 Proceeds from sale of real estate.....................                  -       360
 Fundings of notes receivable..........................                  -      (329)
 Collections on notes receivable.......................              1,124     1,652
 Distribution from partnerships' investing activities..                871     1,746
 Distributions from (contributions to) partnerships....                675      (477)
 Proceeds from sale of marketable equity securities....                210         -
                                                                    -------- -------

  Net cash provided by investing activities............                182       421

Cash Flows from Financing Activities
 Borrowings from financial institutions................             19,766     1,960
 Payments of mortgage notes payable....................            (16,473)   (3,114)
 Repurchase of shares of beneficial interest...........             (1,797)   (2,064)
 Distributions to shareholders.........................             (1,487)     (276)
                                                                   --------  --------
  Net cash provided by (used in) financing
   activities..........................................                  9    (3,494)
                                                                   --------  --------

Net increase (decrease) in cash and cash equivalents...              1,534    (1,051)

Cash and cash equivalents, beginning of period.........              1,060     1,750
                                                                   --------  --------
Cash and cash equivalents, end of period...............            $ 2,594   $   699
                                                                   ========  ========


  The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                For the Nine Months
                                                                Ended September 30,
                                                             -------------------------
                                                               1994             1993
                                                             -------          --------
                                                               (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss).............................................      $ (344)          $(902)

Adjustments to reconcile net (loss) to net
 cash provided by operating activities
 Gain on sale of real estate...........................        (385)           (945)
 Gain on sale of marketable equity securities..........        (141)              -
 Depreciation and amortization.........................       3,749           3,453
 Equity in income of partnerships......................        (161)           (107)
 (Increase) in interest receivable.....................         (62)            (47)
 (Increase) in other assets............................      (1,549)            (16)
 (Decrease) in other liabilities.......................        (117)           (368)
 Increase in interest payable..........................         353             954
                                                            --------        -------

  Net cash provided by operating
   activities..........................................     $ 1,343         $ 2,022
                                                            =======         =======

Noncash investing and financing activities

Carrying value of real estate acquired through
 foreclosure (in satisfaction of notes receivable
 with a carrying value of $297 in 1994 and $5,465
 in 1993)..............................................      $1,085         $10,121

Note payable from acquisition of real estate...........       3,711           6,651

Share distributions (10% share distributions)..........       3,280           3,007



  The accompanying notes are an integral part of these Consolidated Financial Statements.

                        NATIONAL INCOME REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
- - ------------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K").

Certain 1993 balances have been reclassified to conform to the 1994 presentation.

NOTE 2.  INVESTMENTS IN MARKETABLE SECURITIES
- - ---------------------------------------------

At December 31, 1993, the Trust owned 54,500 shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET"), purchased through open market transactions, at a total cost to the Trust of $250,000. In June 1994, the Trust sold 15,000 shares of beneficial interest of CMET for $210,000 through open market transactions and, as a result, recorded a $141,000 gain on sale of investments in the second quarter of 1994. The market value of the remaining 39,500 shares held by the Trust was $553,000 at September 30, 1994. Mr. Willie
K. Davis, a Trustee of the Trust, is also a trustee of CMET.

NOTE 3.  INVESTMENTS IN PARTNERSHIPS
- - ------------------------------------

The Trust and CMET are partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), formerly known as Adams Properties Associates, which owns 33 industrial warehouses. The Indcon partnership agreement requires the consent of both the Trust and CMET for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in Indcon using the equity method.

In May 1994, Indcon sold a warehouse located in Dallas, Texas for $4.4 million in cash. Indcon received net cash of $2.2 million, of which the Trust's equity share was $871,000, after the payoff of an existing first mortgage with a principal balance of $1.8 million and prepayment penalties of $133,000. Indcon recognized a gain on the sale of $962,000, of which the Trust's equity share was $385,000. In connection with the sale, a sales commission of $26,100 was paid to Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor, based on the $4.4 million sales price of the property. William S. Friedman, the President and a Trustee of the Trust serves as Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who serves as Director, President and Chief Operating Officer of Tarragon, and Executive Vice President of the Trust. Mr. Friedman's family owns approximately 30% of the outstanding shares of the Trust.

NOTE 4.  NOTES AND INTEREST RECEIVABLE
- - --------------------------------------

In February 1994, the Trust obtained a judgment against three individual guarantors of a nonperforming first mortgage note, with a carrying value of $1.0 million and a legal balance of $2.7 million at September 30, 1994,

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.  NOTES AND INTEREST RECEIVABLE (Continued)
- - --------------------------------------

secured by the Casa Bonita Apartments in Paris, Texas. The Trust is continuing to negotiate with the borrower on a discounted payout of the judgment. Regardless of the outcome of these negotiations, the Trust does not anticipate incurring any loss, as the note has been previously fully reserved.

In March 1994, the United States Bankruptcy Court approved the borrower's plan of reorganization affecting the Alder Creek mortgage note receivable, secured by 50 acres of developed land located near Sacramento, California. The approved plan modified the mortgage note to require monthly interest payments at 9% per annum, increasing to 24% per annum until maturity in June 1999, and called for principal payments on the note balance as the collateral parcels were sold. In January 1994, approximately 6 acres of the collateral property was sold for $252,000, reducing the carrying value of the mortgage note receivable to $649,000 at such date. In connection with the sale, the Trust accepted a five year note in the principal amount of $207,000. This new note, secured by the 6 acres sold, also required monthly interest payments at 9% per annum, increasing to 24% per annum until maturity in June 1999.

In September 1994, the Trust agreed to a modification of the terms of the Alder Creek first mortgage note receivable and the settlement of the $207,000 note receivable related to the January 1994 sale, described above. The Trust received $1.2 million in cash and released all of the collateral other than a first mortgage on approximately 16 acres. As a result, the Trust recognized $285,000 of interest income and recovered its carrying value in the Alder Creek note.

At September 30, 1994, four of the Trust's junior mortgages were classified as nonperforming, as more fully described below.

A nonperforming junior mortgage note with a carrying value of $256,000 at September 30, 1994 is secured by a retirement center in Tucson, Arizona. The borrower on this note, Eldercare Housing Foundation ("Eldercare"), and the Trust are negotiating a settlement of the note balance. The Trust does not anticipate incurring a loss on this note in excess of previously established reserves. Ted
P. Stokely, a former Trustee of the Trust, was employed as a real estate consultant for Eldercare from April 1992 to December 1993.

The three remaining nonperforming junior mortgage notes have an aggregate principal balance of $1.3 million and were acquired in a package of similar loans in 1991. All three loans are secured by shopping centers net leased to a major national tenant. The Trust is currently negotiating a settlement of these loans with the owners, and expects that such settlement will not result in any loss in excess of previously established reserves.

NOTE 5.  REAL ESTATE
- - --------------------

As disclosed in the Trust's 1993 Form 10-K, in January 1993, the Trust ceased operations at the Lake Highlands Apartments due to a change in zoning of the
property.   The Trust did not expect to be able to operate the property as an apartment complex in the future and, consequently, is in the process of demolishing the apartment buildings. Negotiations are ongoing to sell the land, and based on the land value under the current zoning, the Trust does not anticipate incurring a loss in excess of previously established reserves.

Also as disclosed in the Trust's 1993 Form 10-K, in 1993, the State of Wisconsin commenced eminent domain proceedings to acquire the Pepperkorn Building, located in Manitowoc, Wisconsin, for highway development.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.  REAL ESTATE (Continued)
- - --------------------

The State of Wisconsin's initial offer was $175,000, which is being appealed by the Trust. There is no assurance that the Trust's appeal will be successful or of the amount, if any, of additional compensation that it may receive. In addition, the Trust has ceased making the required monthly payments on the $1.0 million note payable issued in connection with the original 1991 acquisition of the Pepperkorn Building. The matter is presently in litigation and a tentative trial date has been scheduled for December 1994. Based on the information presently available, the Trust does not anticipate incurring any losses in excess of previously established reserves.

In March 1994, the Trust paid $300,000 in cash to exercise its option to acquire, through a transfer of general partner interests and stock of limited partners, certain limited partnerships which own three residential properties comprising 622 apartment units in Lakeland, Florida; Lexington, Kentucky and Oklahoma City, Oklahoma. The properties are subject to existing first mortgage liens totaling $11.6 million. On May 16, 1994, the Trust submitted proposals to reinstate the mortgages secured by these properties through contributions from the Trust of approximately $1.1 million and the application of current escrow balances totaling $275,000. The Trust has obtained the approval of the Department of Housing and Urban Development ("HUD") for the transfer of physical assets on the three properties and will complete the acquisitions in the fourth quarter of 1994.

Also in March 1994, the Trust purchased the Summit on the Lake Apartments located in Fort Worth, Texas. The Trust paid $675,000 in cash and the property is subject to an existing first mortgage of $3.7 million. This nonrecourse mortgage has an effective interest rate of 8.6% per annum, requires monthly principal and interest payments of approximately $31,000 and matures September 2007. In connection with the acquisition, the Trust paid $176,000 of real estate brokerage and acquisition commissions, based upon the $4.4 million purchase price of the property, to Tarragon.

In September 1994, the Trust recorded the acquisition of the Mariposa Manor Apartments, obtained through a deed in lieu of foreclosure on a $297,000 nonperforming second lien mortgage note receivable. The property, a 41 unit apartment complex in Los Angeles, California, had an estimated fair value of $1.1 million as of the date of acquisition and is subject to an existing $788,000 first lien mortgage, which was modified and assumed on a nonrecourse basis by the Trust. The modified note initially accrues interest at 6% per annum and, thereafter, is periodically adjusted based on a defined variable rate plus 3.25% per annum, with the highest note interest rate not to exceed 15.5% per annum. Initial monthly principal and interest payments of $5,000 are called for under the provisions of this note which matures April 1, 2002. The Trust has included this property in "Real estate held for sale" in the consolidated financial statements.

NOTE 6.  NOTES PAYABLE
- - ----------------------

In January 1994, the Trust obtained new first mortgage financing secured by the Bay West Apartments. The Trust received net cash of $1.0 million after the payoff of the existing $3.9 million mortgage debt, which was scheduled to mature in January 1994. The remaining proceeds were used to fund escrows and to pay real estate taxes and various closing costs associated with the transaction. This $5.1 million nonrecourse mortgage initially bears interest at 8.89% per annum, calls for monthly principal and interest payments of $42,400 and matures in January 2019. Interest, after the first ten years of the loan, is based on the United States Treasury Rate and the monthly principal and interest payment will be calculated in a constant amount to amortize the unpaid balance

                         NATIONAL  INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES PAYABLE  (Continued)
- - ----------------------

over the remaining term of the loan. The Trust paid a mortgage brokerage and equity refinancing fee of $15,300 to Basic Capital Management ("BCM"), the Trust's advisor until March 31, 1994, based on the new mortgage of $5.1 million.

In March 1994, the Trust refinanced the Carlyle Towers Apartments in Southfield, Michigan. The Trust received net refinancing proceeds of $2.2 million after the payoff of the existing $2.3 million mortgage debt and related closing costs.
The new $4.5 million nonrecourse mortgage loan bears interest at the London Interbank Offering Rate ("LIBOR") plus 3.25% and matures in March 1999. This mortgage loan calls for monthly payments equal to the greater of interest due or $33,750, and requires the principal balance be reduced by no less than $175,000 each year. The Trust paid mortgage brokerage and equity refinancing fees of $45,000 to BCM based on the new mortgage of $4.5 million.

Also in March 1994, the Trust completed the refinancing of the Woodcreek Apartments, located in Denver, Colorado. The Trust received net cash of $1.2 million after the payoff of $1.7 million in existing property debt that was scheduled to mature in October 1994. The remainder of the financing proceeds were used to pay real estate taxes and the associated closing costs. This $3.0 million nonrecourse mortgage note bears interest at the LIBOR rate plus 3.25% and matures in March 1999. This loan also calls for monthly payments equal to the greater of interest due or $22,500, and requires the principal balance be reduced by no less than $50,000 each year. The Trust paid a mortgage brokerage and equity refinancing fee of $30,000 to BCM based upon the new first mortgage financing of $3.0 million.

In September 1994, the Trust completed the refinancing of the $6.6 million nonrecourse mortgage note secured by the Lakepointe Apartments in Memphis, Tennessee. The new $7.2 million nonrecourse mortgage loan bears interest at 9% per annum and calls for monthly principal and interest payments of $62,000 through maturity in October 2001. The Trust paid net refinancing costs of $310,000 which included the payoff of the existing $6.6 million first mortgage, over $650,000 in escrow deposit requirements and other various closing costs.

In connection with the restructured mortgage note payable secured by the Century Centre II Office Building, in March 1994, the Trust deposited $750,000 in cash with the lender as additional collateral on the first mortgage. The Trust subsequently pledged one of its properties held for sale, Stewart Square Shopping Center, as substitute collateral and the cash collateral funds were returned to the Trust in July 1994.

On November 8, 1994, the Trust obtained first mortgage financing of $3.0 million, secured by the Palm Court Apartments located in Miami, Florida. The Trust received net cash of $1.3 million after payment of the existing first mortgage loan of $1.4 million. The remaining proceeds were used to fund escrow deposits and pay property taxes and the related loan closing costs. The new $3.0 million nonrecourse mortgage loan bears interest at 9.7% per annum, with monthly principal and interest payments of $27,000 and matures December 2004.

On November 5, 1994, the $743,000 first mortgage secured by the Sandstone Apartments matured. The Trust is currently negotiating to extend the maturity 24 months to November 1996; however, if the negotiations are not successful the Trust is prepared to payoff the mortgage.

                         NATIONAL  INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.  DISTRIBUTIONS
- - ----------------------

On August 17, 1994, the Trust's Board of Trustees approved the payment of a 10% share dividend which was paid September 21, 1994 to shareholders of record on September 1, 1994. As a result of the share dividend, an additional 282,151 shares were issued and outstanding at September 30, 1994. All share and per share data have been restated to give effect to this distribution.

NOTE 8.  COMMITMENTS AND CONTINGENCIES
- - --------------------------------------

The Trust is involved in various lawsuits arising in the ordinary course of business. Management of the Trust is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition.

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

Liquidity and Capital Resources
- - -------------------------------

Cash and cash equivalents aggregated $2.6 million at September 30, 1994, compared with $1.1 million at December 31, 1993. The principal reasons for this increase in cash are discussed in the following paragraphs. The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Trust expects that funds from such sources will be sufficient to meet the Trust's various cash needs, including, but not limited to, debt service obligations, property maintenance and improvements, and shareholder distributions.

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) increased from $10.1 million for the nine months ended September 30, 1993 to $10.4 million for the nine months ended September 30, 1994. This increase is primarily attributable to the two apartment complexes acquired through foreclosure in March 1993, and the purchase of the Summit on the Lake Apartments in March 1994. These increases were partially offset by the escrow funding of approximately $650,000 paid in connection with Lakepointe Apartments refinancing in September 1994.

Interest paid increased from $6.6 million for the nine months ended September 30, 1993 to $7.2 million for the nine months ended September 30, 1994. The increase is primarily due to mortgage interest paid of $454,000 associated with the Lakepointe Apartments, which were acquired through foreclosure in March 1993, and the Summit on the Lake Apartments, purchased in March 1994. The increase is also due to the Trust obtaining first mortgage financing of $2.1 million, secured by the previously unencumbered Bayfront Apartments, in June 1993, and mortgage payments commencing on the first mortgage secured by the Emerson Center Office Building in June 1994, both of which increased 1994 interest payments an additional $173,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS  (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
- - -------------------------------

These increases are partially offset by the reduction in the variable interest rate on the mortgage note payable secured by the Pinecrest Apartments.

During fiscal 1994, the Trust incurred expenses of $768,000 in connection with the refinancing of four Trust properties, as more fully discussed below.

In March 1994, the Trust paid $300,000 in cash to exercise its option to acquire, through a transfer of general partner interests and stock of limited partners, certain limited partnerships which own three residential properties. The Trust anticipates the transfer of physical assets in November 1994. Also in March 1994, the Trust purchased the Summit on the Lake Apartments located in Fort Worth, Texas. The Trust paid $675,000 in cash, and the property is subject to an existing first mortgage of $3.7 million. The Trust has also entered into contracts for the purchase of two other Dallas, Texas apartment properties and a Baton Rouge, Louisiana property.

The Trust has made $1.7 million of improvements to its properties during the nine months ended September 30, 1994, and anticipates an additional $400,000 will be made during the remainder of 1994.

As described in Note 4. "NOTES AND INTEREST RECEIVABLE", the Trust received
$1.2 million as partial settlement on the Alder Creek mortgage note receivable, of which $285,000 was recorded as interest collected. In addition, the Trust collected $232,000 as payment in full on one of the Trust's first mortgage notes receivable.

The Trust and Continental Mortgage and Equity Trust ("CMET") are partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), formerly known as Adams Properties Associates, which owns 33 industrial warehouses. In May 1994,
Indcon sold a warehouse for $4.4 million. Indcon received $2.2 million in cash, of which the Trust's equity share was $871,000. Mr. Willie K. Davis, a Trustee of the Trust, is also a trustee of CMET.

During 1994, the Trust obtained first mortgage financing on four Trust properties totaling $19.8 million, receiving net cash proceeds of $4.1 million after the payoff of $14.5 million in existing debt ($5.6 of which matured in 1994). The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. In addition, the Trust made other mortgage note payments of $2.0 million during 1994, including the first mortgage principal payoff of $143,000, secured by the Stewart Square Shopping Center in Las Vegas, Nevada. In November 1994, the Trust completed a $3.0 million refinancing on the Palm Court Apartments, receiving net cash of $1.3 million.

In connection with the restructured mortgage note payable secured by the Century Centre II Office Building, the Trust deposited $750,000 in cash with the lender as additional collateral on the first mortgage. The Trust subsequently pledged one of its properties held for sale, Stewart Square Shopping Center, as substitute collateral and the cash collateral funds were returned to the Trust in July 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
- - -------------------------------

In June 1994, the Trust sold 15,000 shares of beneficial interest of CMET for $210,000. At September 30, 1994, the Trust owned 39,500 shares of beneficial interest of CMET, which had a market value at that date of $553,000.

During the nine months ended September 30, 1994, the Trust repurchased 145,000 of its shares of beneficial interest at a cost to the Trust of $1.8 million, pursuant to a repurchase program originally announced by the Trust on December 5, 1989. The Trust's Board of Trustees authorized the Trust to repurchase a total of 1,026,667 shares under such repurchase program, of which all 1,026,667 shares have been purchased as of September 30, 1994. On May 19, 1994, the Trust's Board of Trustee's approved an authorization for the Trust to repurchase 300,000 additional shares of beneficial interest through open market or negotiated transactions, of which 12,202 shares have been purchased as of September 30, 1994.

Based on the performance of the Trust's properties, on July 1, 1993, the Trust's Board of Trustees approved the resumption of regular quarterly distributions to shareholders. The Trust has paid distributions totaling $1.5 million or $.49 per share during 1994.

Results of Operations
- - ---------------------

For the three and nine months ended September 30, 1994, the Trust had a net loss of $182,000 and $344,000, respectively, compared with a net loss of $432,000 and $902,000 for the three and nine months ended September 30, 1993. The primary factors contributing to the decrease in the Trust's net loss are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $3.6 million and $10.7 million for the three and nine months ended September 30, 1993 to $3.7 million and $11.7 million for the three and nine months ended September 30, 1994. Of these increases, $128,000 and $763,000 are due to the two apartment complexes acquired through foreclosure in March 1993 and the acquisition of the Summit on the Lake Apartments in March 1994. The remaining increase for the nine month period is primarily due to higher rental rates and increased occupancy levels achieved during 1994.

Interest income increased from $331,000 and $1.1 million for the three and nine month periods ended September 30, 1993 to $578,000 and $1.3 million for the three and nine month periods ended September 30, 1994. As described in NOTE 4. "NOTES AND INTEREST RECEIVABLE", interest income increased $285,000 due to the partial settlement received in September 1994 on the Alder Creek mortgage note receivable, which had been previously nonperforming.

Interest expense decreased from $7.8 million for the nine month period ended September 30, 1993 to $7.7 million for the nine month period ended September 30, 1994. This decrease is attributable to the reduction in the interest rate on the first mortgage secured by the Century Centre II Office Building and the purchase of the second mortgage at a significant discount in 1993. This decrease is also due to the reduction in the variable interest rate on the note payable secured by the Pinecrest Apartments. These decreases are offset by interest expense of $480,000 related to the Lakepointe Apartments acquired through foreclosure in March 1993 and the acquisition of the Summit on the Lake Apartments in March 1994. Interest expense also increased due to the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - -------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
- - ---------------------

$2.1 million mortgage financing obtained in June 1993 secured by the previously unencumbered Bayfront Apartments. Interest expense remained constant at $2.5 million for the three month periods ended September 30, 1994 and 1993, respectively.

Depreciation expense increased from $1.2 million and $3.5 million for the three and nine months ended September 30, 1993 to $1.3 million and $3.7 million for the three and nine months ended September 30, 1994. These increases are attributable to the two properties acquired through foreclosure in March 1993 as well as the depreciation of additional improvements of $1.7 million made to the Trust properties subsequent to September 30, 1993.

General and administrative expense, including advisory fees, increased from $827,000 and $2.4 million for the three and nine month periods ended September 30, 1993 to $879,000 and $2.6 million for the three and nine month periods ended September 30, 1994. These increases are due to an increase in expense reimbursements to Tarragon, which are partially offset by decreases in the advisory fees to Tarragon, as compared to 1993 fees to Basic Capital Management ("BCM"), the Trust's advisor until March 31, 1994, and decreases in legal fees related to the Olive litigation, as described in Part II. "OTHER INFORMATION".

For the nine months ended September 30, 1994, the Trust reported gains on sales of real estate of $385,000 related to sale of the warehouse by Indcon in May 1994. In addition, the Trust recognized a gain on sale of investments of $141,000 related to the sale of the 15,000 shares of beneficial interest of CMET.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - -------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

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

Recent Accounting Pronouncements
- - --------------------------------

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings". The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement". Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or, if the note is collateral dependent, on the fair value of the collateral. In October 1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which amends SFAS No.
114. SFAS No. 118 eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994. The Trust's management has not fully evaluated the effects of implementing these statements, but expects that they will not affect the Trust's interest income recognition policy but may require the classification of otherwise performing loans as impaired.

                    --------------------------------------

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

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

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settles subsequent claims of breaches of the settlement agreement which were asserted by the plaintiffs and modifies certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994. At a hearing held on November 1, 1994, the court indicated that it would enter a judgment approving the Modification. The Modification shall become effective

- - --------------------------

at such time as the court's judgment becomes final.

The Modification, among other things, provides for the addition of three new unaffiliated members to the Trust's Board of Trustees and sets forth new requirements for the approval of any transactions with affiliates over the next five years. In addition, BCM, Gene E. Phillips and William S. Friedman have agreed to pay a total of $1.2 million to the Trust, CMET, IORT and TCI.

Under the Modification, the Trust, CMET, IORT, TCI and their shareholders will release the defendants from any claims relating to the plaintiffs' allegations. The Trust, CMET, IORT, and TCI have also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current Board members that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new Board members appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------


  (a)  Exhibits:  The following exhibits are filed herewith:

        Exhibit 27.0 - Financial Data Schedule

  (b)  Reports on Form 8-K.

        None.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL INCOME REALTY TRUST



Date:  November 14, 1994                   By: /s/ William S. Friedman
     ---------------------                    -----------------------------
                                                 William S. Friedman
                                                 President, Chief Executive
                                                 Officer and Trustee


Date:  November 14, 1994                   By: /s/ Ivan Roth
     ---------------------                    -----------------------------
                                                Ivan Roth
                                                Treasurer and
                                                Chief Financial Officer


Date:  November 14, 1994                   By: /s/ Katie Jackson
     ---------------------                    -----------------------------
                                                 Katie Jackson
                                                 Vice President and
                                                 Chief Accounting Officer