Form 10-K
NATIONAL INCOME REALTY TRUST
filed 1995-03-30
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-K
(mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM  ................ TO ................

                           COMMISSION FILE NUMBER   0-9211

                          NATIONAL INCOME REALTY TRUST
             (Exact name of registrant as specified in its charter)

                             CALIFORNIA                                                          94-2537061
-----------------------------------------------------------------------                   ------------------------
           (State or other jurisdiction of                                                (I.R.S. Employer
           incorporation or organization)                                                 Identification No.)

280 PARK AVENUE, EAST BUILDING, 20TH FLOOR, NEW YORK, NY                                           10017
--------------------------------------------------------                                  ------------------------
         (Address of principal executive offices)                                         (Zip Code)

Registrant's Telephone Number, Including Area Code   (212) 949-5000

          Securities Registered Pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12 (g) of the Act:

                  SHARES OF BENEFICIAL INTEREST, NO PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 1995, the Registrant had 3,178,267 shares of beneficial interest outstanding. Of the total shares outstanding, 2,167,543 were held by other than those who may be deemed to be affiliated, for an aggregate value of $25,468,630 based on the last trade as reported by the National Association of Securities Dealers Automated Quotations System on March 10, 1995. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in rule 405 of the Securities Act of 1933, as amended.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                                                    Page
                                                                                                                    ----
                                                               PART I
Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6

Item 3.     Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13

Item 4.     Submission of Matters to a Vote of Security
               Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13

                                                               PART II

Item 5.     Market for Registrant's Shares of Beneficial
               Interest and Related Shareholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . .         14

Item 6.     Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17

Item 8.     Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . .         26

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61

                                                               PART III

Item 10.    Trustees, Executive Officers and Advisor of the
               Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61

Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         72

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75

Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . .         77

                                                               PART IV

Item 14.    Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         82

            Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         84

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

The Trust's real estate at December 31, 1994 consisted of 44 properties held for investment, 8 properties held for sale, and investments in three real estate partnerships reported on the equity method (owning 32 industrial buildings, two office buildings and a 300 unit apartment property).

Business Plan and Investment Policy

The Trust's business and only industry segment is investing in real estate through direct acquisitions, partnerships and, to a lesser extent, financing real estate and real estate related activities through mortgage loans. The Trust's real estate investments are located throughout the continental United States, with concentrations in Florida, California, Texas, Maryland, Tennessee and Colorado. Information regarding the real estate and mortgage notes receivable portfolios of the Trust is set forth in ITEM 2. "PROPERTIES" and in Schedules III and IV to the Consolidated Financial Statements included at ITEM
8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

The Trust's business is not seasonal. The Trust has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. The Trust's plan of operation is to continue to make long-term equity investments in real estate, with an emphasis on older, middle market, multifamily properties. The type of investments made by the Trust will depend upon the availability of suitable investment opportunities. In general, the Trust intends to be an aggressive and opportunistic investor, focusing on the leveraged acquisition of older apartment complexes. Geographically, the acquisitions are expected to be concentrated in areas where the Trust presently owns property. The Trust will also continue to seek to sell selected assets where the obtainable prices justify their disposition. With respect to properties acquired through foreclosure, the Trust intends to enhance the value of properties acquired through foreclosure through renovations and, when possible, to finance such properties with first mortgages. The Trust also intends to pursue its rights vigorously with respect to mortgage notes that are in default.

Management of the Trust

The Trust's Board of Trustees is responsible for managing the affairs of the Trust and for setting the policies which guide it; however, the day-to-day management of the Trust and implementation of these defined policies are performed by Tarragon Realty Advisors, Inc. ("Tarragon" or the "Advisor") under the supervision of the Trust's Board of Trustees. The duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate investment and sales opportunities, as well as financing and refinancing sources for the Trust. The Advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Trust's Board of Trustees.

Tarragon has provided advisory services to the Trust since April 1, 1994 under an advisory agreement, dated February 15, 1994, approved by the Trust's Board of Trustees. William S. Friedman, President, Chief Executive Officer and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John
A. Doyle, who serves as a Director, President and Chief Operating Officer of Tarragon and Executive Vice President of the Trust. The Friedman and Doyle families together own approximately 32% of the outstanding shares of the Trust. A majority of the Officers of the Trust are also officers of Tarragon.

Basic Capital Management ("BCM") served as the Trust's advisor from March 28, 1989 through March 31, 1994 when BCM resigned as advisor to the Trust. Mr. Friedman was President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Gene E. Phillips, who served as a Trustee of the Trust until December 31, 1992.

Tarragon and BCM are more fully described in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor".

The Trust has no employees. Employees of Tarragon render services to the Trust.

Property Management

Since April 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on apartment properties and of 1.5% to 4% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of most of the property-level management services to the Trust.

From February 1, 1990 until March 31, 1994, affiliates of BCM provided property management services to the Trust for a fee of 5% or less of the monthly gross rents collected on the properties under management. In many cases, these affiliates of BCM subcontracted with other entities for the provision of the property-level management services to the Trust at various rates, as more fully described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

Through March 31, 1994, affiliates of BCM also received real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement as discussed in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor."

Competition

The real estate business is highly competitive and the Trust competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Trust. The Trust's management believes that success in real estate investment is primarily dependent upon general market conditions; geographic location; the performance of asset and property managers in marketing, collection and controlling operating expenses; the amount of new construction in the area; and the maintenance and appearance of the property, rather than the activities of competitors. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rental rates. With respect to apartment properties, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants.

To the extent that the Trust seeks to sell any of its real estate portfolio, the sales price for such properties may be affected by competition from governmental and financial institutions seeking to liquidate foreclosed properties.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions", most of the Trustees and Officers of the Trust also serve as officers or trustees of Tarragon and Vinland Property Trust ("VPT"). The Trust's Officers and Trustees owe fiduciary duties to such other entities as well as to the Trust. In determining to which entity a particular investment opportunity will be allocated, the Trustees and Tarragon consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had uninvested funds for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities. To monitor the effectiveness of the foregoing investment allocation policy, Tarragon has agreed to make periodic reports to a special committee of the Trust's Board on all real estate acquisitions made by it or any affiliate, whether or not such acquisitions were deemed by Tarragon as suitable for the Trust.

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

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes and other acts of God and other factors beyond the control of the Trust or Tarragon. The illiquidity of real estate investments generally may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Trust's real estate and mortgage notes receivable portfolios. However, to the extent new equity investments are concentrated in any particular region, the advantages of geographic diversification will be mitigated.

ITEM 2.  PROPERTIES

The Trust's principal offices are located at 280 Park Avenue, East Building, 20th Floor, New York, New York 10017. In the opinion of the Trust's management, the Trust's offices are suitable and adequate for its present operations.

Details of the Trust's real estate and mortgage notes receivable portfolios at December 31, 1994, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements and NOTE 2. "NOTES AND INTEREST RECEIVABLE" and NOTE 4. "REAL ESTATE AND DEPRECIATION" of the Notes to the Consolidated Financial Statements, all included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Trust's real estate and mortgage notes receivable portfolios.

At December 31, 1994, 85.3% of the Trust's assets consisted of equity investments in real estate, 5.1% consisted of investments in partnerships and 4.6% consisted of mortgage notes and interest receivable. The remaining 5.0% of the Trust's assets at December 31, 1994, were cash, cash equivalents and other assets. It should be noted, however, that the percentage of the Trust's assets invested in any one category at any particular time is subject to change and no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages listed above.

At December 31, 1994, the Trust held mortgage notes receivable secured by real estate located in several geographic regions of the continental United States, with a concentration in the Southeast, as shown more specifically in the table under "Mortgage Loans" below. The Trust's real estate is also geographically diverse. At December 31, 1994, the Trust held investments in apartments and commercial real estate in each of the geographic regions of the continental United States, although its apartments are concentrated in the Southeast, as shown more specifically in the table under "Real Estate" below.

To continue to qualify for federal taxation as a REIT under the Internal Revenue Code of 1986, as amended, the Trust will, among other things, be required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.





                     [This space intentionally left blank.]

Geographic Regions

The Trust has divided the continental United States into the following six geographic regions.



                                     [MAP]

[Northeast region comprised of the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia.

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

Pacific region comprised of the states of California, Oregon and Washington.]


Real Estate

At December 31, 1994, the Trust's real estate portfolio consisted of 52 properties, 44 of which are held for investment. The remaining eight properties, primarily obtained through foreclosure of the Trust's mortgage notes receivable, are held for sale. The Century Centre II Office Building located in San Mateo, California exceeds 10% of the Trust's assets. Ten of the Trust's properties and the Trust's entire mortgage portfolio are held free and clear. All other Trust properties are pledged to secure first mortgage debt totaling $135.2 million at December 31, 1994.

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

Although the Trust has typically invested in developed real estate, the Trust intends to invest increasing amounts in major apartment renovations and new construction or development either directly or in partnership with unaffiliated partners. To the extent that the Trust invests in construction and development projects, the Trust would be subject to business risks, such as cost overruns and delays, associated with such higher risk activities.

In the opinion of the Trust's management, the real estate owned by the Trust is adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Trust's real estate (other than the unimproved land and a single-family residence described below) at December 31, 1994.

                                                                                              Commercial
      Region                                                    Apartments                    Properties
     ---------                                                 -----------                 ----------------
     Northeast  . . . . . . . . . . . . . . . . . . . . .           9.3%                         -  %
     Southeast  . . . . . . . . . . . . . . . . . . . . .          36.4                         31.5
     Southwest  . . . . . . . . . . . . . . . . . . . . .          21.5                         11.3
     Midwest  . . . . . . . . . . . . . . . . . . . . . .          11.3                         34.4
     Mountain . . . . . . . . . . . . . . . . . . . . . .          15.2                          3.6
     Pacific  . . . . . . . . . . . . . . . . . . . . . .           6.3                         19.2
                                                                  -----                        -----
                                                                  100.0%                       100.0%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Trust and does not reflect the value of the Trust's investment in each region. The Trust also owns one parcel of unimproved land of 46.27 acres located in the Southeast region and one single-family residence located in the Southwest region.

A summary of activity in the Trust's owned real estate portfolio during 1994 is as follows:

 Owned properties in real estate portfolio
    at January 1, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                45 *
 Properties obtained through foreclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2
 Properties purchased   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 5
 Owned properties in real estate portfolio                                                                      ---
    at December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                52
                                                                                                                ===

_______________
* Includes an office/retail center which is now reported separately as an office building and a retail center.





                     [This space intentionally left blank.]

Properties Held for Investment. Set forth below are the Trust's properties held for investment and the annual net rental revenue for apartments and commercial properties and occupancy thereof at December 31, 1994 and 1993. Net rental revenue represents gross revenue per property, net of rental losses.

                                                                                      Rental
                                                                                      Revenue                  Occupancy
                                                 Rentable       Square          ---------------------    ---------------------
    Property                Location              Units         Footage          1994          1993       1994          1993
----------------         --------------        ------------     -------         -------       -------    -------       -------
                                                                               (Dollars in thousands)
APARTMENTS
----------

Bayfront                 Houston, TX                 200        172,720        $  1,071      $  1,044        95%           97%
Bay West                 Bradenton, FL               299        323,774           1,787         1,586        95%           92%
Bryan Hill               Bethany, OK                 232        193,500             152           (A)        97%           (A)
Carlyle Towers           Detroit, MI                 163        247,850           1,420         1,380        91%           88%
Cornell                  Los Angeles, CA              55         30,150             324           363       100%           84%
Creekwood North          Altamonte Springs, FL       180        166,500             887           841        91%           89%
Cross Creek              Lexington, KY               144        102,258             774           735        97%           93%
Diamond Loch             Fort Worth, TX              138        139,354             734           741        95%           92%
Dunhill/Devonshire       Denver, CO                  480        324,000           1,295           806        70%           55%
Fenway Hall              Los Angeles, CA              53         27,175             243           286        85%           92%
Flannery House           Baton Rouge, LA             120        143,450             566           550        86%           93%
Forest Oaks              Lexington, KY               154        132,460             150           (A)        98%           (A)
Heather Hills            Temple Hills, MD            459        401,029           3,622         3,758        94%           95%
Huntington Green         West Town, PA                80         80,240             541           393        91%           93%
Kirklevington            Lexington, KY               126         99,080             627           624        97%           92%
Lake Point               Memphis, TN                 540        540,160           2,236         1,304        82%           92%
Mariposa Manor           Los Angeles, CA              41         19,710              37           (A)        81%           (A)
Martins Landing          Lakeland, FL                236        207,704             225           (A)        96%           (A)
Palm Court               Miami, FL                   144        125,280             918           860        97%           97%
Park Dale Gardens        Dallas, TX                  224        206,640             998           908        93%           88%
Pheasant Pointe          Sacramento, CA              215        178,666           1,233         1,190        91%           87%
Pinecrest                Ft. Lauderdale, FL          323        226,065           2,669         2,434        94%           92%
Plaza Hills              Kansas City, MO              66         67,464             411           383        97%          100%
Prado Bay                Miami, FL                   123        109,756             907           861        96%           95%
Sandstone                Denver, CO                  278        187,450           1,088         1,048        85%           97%
Spring Pines             Houston, TX                 136        118,430             575           557        83%           88%
Summit on the Lake       Fort Worth, TX              198        138,262             736           (A)        95%           (A)
Woodcreek                Denver, CO                  120         99,622             797           707        96%           98%
Woodcreek                Jacksonville, FL            260        199,484           1,233         1,260        95%           93%
                                                   -----      ---------        --------      --------        ---           ---
                                                   5,787      5,008,233        $ 28,256      $ 24,619        90%           76%
                                                   =====      =========        ========      ========        ===           ===


OFFICE BUILDINGS
----------------

Century Centre II        San Mateo, CA                 -        171,256    $   2,850    $   3,148         91%         97%
Emerson Center           Atlanta, GA                   -        126,979          705          641         51%         46%
NW O'Hare                Des Plaines, IL               -        128,562        1,171        1,124         65%         64%
Rancho Sorrento          San Diego, CA                 -        146,839        1,528        1,140         76%         70%
                                                                -------    ---------    ---------         ---         ---

                                                                573,636    $   6,254    $   6,053         72%         71%
                                                                =======    =========    =========         ===         ===

_____________________________________________________
(A) Property acquired during 1994.


                                                                                    Rental
                                                                                    Revenue              Occupancy
                                               Rentable      Square            ------------------    ------------------
    Property                 Location            Units       Footage            1994       1993        1994      1993
----------------          --------------       ---------     -------           --------  --------    --------  --------
                                                                              (Dollars in thousands)
SHOPPING CENTERS
----------------

Emerson Center           Atlanta, GA               -          17,733          $   121    $    86          89%       31%
K-Mart Plaza             Charlotte, NC             -         117,200               85        218           3%      100%
K-Mart Plaza             Kansas City, MO           -          84,180              258        259         100%      100%
K-Mart Plaza             Temple Terrace, FL        -          63,887              235        234         100%      100%
K-Mart Plaza             Thomasville, GA           -          55,552              164        165         100%      100%
Lakeview Mall            Manitowoc, WI             -         224,613              425        434          70%       69%
Midland Plaza            Midland, MI               -          30,650              135        151         100%      100%
Midway Mills             Carrollton, TX            -          72,065              715        649          97%       86%
Northside Mall           Gainesville, FL           -         139,337              656        669          99%      100%
Southgate                Waco, TX                  -          94,675              314        313          73%       79%
                                                             -------          -------    -------          ---       ---
                                                             899,892          $ 3,108    $ 3,178          76%       88%
                                                             =======          =======    =======          ===       ===

LAND HELD FOR IMPROVEMENTS
--------------------------

Woodlake Run             Fort Worth, TX            -               -                -          -            -         -

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

Properties Held for Sale. Set forth below are the Trust's properties held for sale (primarily obtained through foreclosure), except for a single-family residence, and the annual net rental revenue for apartments and commercial properties and occupancy thereof at December 31, 1994 and 1993. Net rental revenue represents gross revenue per property, net of rental losses.

                                                                                Rental
                                                                                Revenue             Occupancy
                                                                           ----------------      ----------------
    Property                   Location            Square Footage/Acres     1994      1993        1994      1993
----------------          ------------------       ---------------------   ------    ------      ------    ------
                                                                          (Dollars in thousands)
SHOPPING CENTERS
----------------

KMart Plaza              Indianapolis, IN                101,424         $    (B)  $    (B)          (B)       (B)
Mountain View            Las Vegas, NV                    20,092             216       217         100%      100%
Stewart Square           Las Vegas, NV                    39,600             339       404          85%       79%
Times Square             Lubbock, TX                      19,550              76        64          58%       55%
                                                         -------         -------   -------          ---       ---

                                                         180,666         $   631   $   685          82%       78%
                                                         =======         =======   =======          ===       ===


LAND AND OTHER
--------------

Orangeburg                Anderson, SC                  46 acres         $     -   $     -            -         -
Lake Highlands            Dallas, TX                                          (A)       27           (A)      N/A
Pepperkorn                Manitowoc, WI                                       (A)       56           (A)      N/A
                                                                         -------   -------
                                                                         $     -   $    83
                                                                         =======   =======

____________________________________________________________________________
(A) Property is shut down.
(B) Property acquired in December 1994 by deed in lieu of foreclosure.

Partnership Properties. The Trust, in partnership with Continental Mortgage and Equity Trust ("CMET"), owns Sacramento Nine ("SAC 9"), which currently owns two office buildings in the vicinity of Sacramento, California. The Trust has a 70% interest in the partnership. The SAC 9 partnership agreement requires the consent of both the Trust and CMET for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in the property manager. Therefore, the Trust is a noncontrolling partner and accounts for its investment in the partnership under the equity method.

The Trust and CMET are also partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% partnership interest. ISA owns a 100% interest in Indcon, L.P. ("Indcon"), formerly known as Adams Properties Associates ("APA"), which owns 32 industrial warehouses. The Trust accounts for its investment in the Indcon partnership under the equity method.

On July 1, 1993, the Trust made an additional capital contribution to English Village Partners, L.P. ("English Village") of $464,000 to increase its limited partnership ownership interest to 49% and to acquire a 1% general partnership interest in the partnership, which owns a 300-unit apartment property. The Trust, as a noncontrolling partner, accounts for its investment in English Village under the equity method.

Set forth below are the Trust's investments in partnership properties and the annual net rental revenue and occupancy thereof at December 31, 1994 and 1993. Net rental revenue represents gross revenue per property, net of rental losses.

                                                                               Rental
                                                                               Revenue               Occupancy
                                                       Square            -------------------     -----------------
    Property              Location                     Footage             1994        1993       1994       1993
---------------        --------------                -----------         -------     -------     ------     ------
                                                                         (Dollars in thousands)
Sacramento Nine        Rancho Cordova, CA                105,249          $1,141      $1,200       100%       100%
                                                       =========          ======      ======       ====       ====

Indcon, L.P.           Dallas, TX                        424,813         $ 1,154     $ 1,314       100%       100%
                       San Antonio, TX                   418,317             825         737        96%       100%
                       Atlanta, GA                     1,585,728           2,732       2,536        96%        91%
                       Memphis, TN                       653,852           1,168         822        91%        79%
                                                       ---------          ------      ------       ----       ----

                                                       3,082,710          $5,879      $5,409        95%        91%
                                                       =========          ======      ======       ====       ====

English Village        Memphis, TN                       364,680          $1,595      $1,458        95%        95%
                                                       =========          ======      ======       ====       ====

Mortgage Loans

At December 31, 1994, the Trust held 7 mortgage loans with an aggregate outstanding balance of $15.9 million, secured by income-producing properties located throughout the United States, one mortgage loan with an outstanding balance of $256,000 secured by a retirement center in Tucson, Arizona, and 3 mortgage loans with an outstanding balance of $206,000 secured by single-family residences located in the Southwest region of the United States, which together with accrued interest, net of reserves, represented 4.6% of the Trust's assets at such time.

Types of Properties Subject to Mortgages. The properties securing the Trust's mortgage portfolio at December 31, 1994, consisted of apartments, office buildings, shopping centers, single-family residences, a retirement home and developed land. To the extent the Declaration of Trust does not control such matters, the Trust's Board of Trustees may alter the types of mortgages in which the Trust invests without a vote of the Trust's shareholders. In addition to restricting the types of collateral and priority of mortgages, the Declaration of Trust imposes certain restrictions on transactions with related parties which limits the entities to which the Trust may make a mortgage, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

The following table sets forth the percentages (based on the note receivable carrying value), by both property type and geographic region, of the properties that serve as collateral for the Trust's outstanding mortgages at December 31, 1994. The table does not include the $206,000 in single-family mortgages or the $256,000 mortgage secured by the retirement center.

                                                                          Collateral Properties
                                                               --------------------------------------------
       Region                                                  Apartments      Commercial            Total
   --------------                                              ----------      ----------           -------
   Southeast  . . . . . . . . . . . . . . . . . .                 2.5%             54.1%             56.6%
   Southwest  . . . . . . . . . . . . . . . . . .                 5.9              32.3              38.2
   Midwest  . . . . . . . . . . . . . . . . . . .                 -                 5.2               5.2
                                                                --------         --------           --------
                                                                  8.4%             91.6%            100.0%

A summary of activity in the Trust's mortgage notes receivable portfolio during 1994 is as follows:

         Loans in mortgage portfolio at January 1, 1994   . . . . . . .           17
         Loans foreclosed by the Trust  . . . . . . . . . . . . . . . .           (2)
         Loans paid in full . . . . . . . . . . . . . . . . . . . . . .           (3)
         Loans sold . . . . . . . . . . . . . . . . . . . . . . . . . .           (1)
                                                                                 ----
         Loans in mortgage portfolio at December 31, 1994     . . . . .           11
                                                                                 ====


The Trust's policy, at present, is to make mortgage loans only in connection with, and to facilitate the sale or acquisition of, real estate. As existing mortgages are paid off, the Trust's portfolio of mortgage notes receivable is, accordingly, expected to continue to decline.





                     [This space intentionally left blank.]

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Trust, together with CMET, Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Advisors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the original settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification"), which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994 and final court approval was entered on December 12, 1994. The effective date of the Modification is January 11, 1995.

The Modification, among other things, provided for the addition of at least three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates over the next five years. In accordance with the procedures set forth in the Modification, Irving E. Cohen, Lance Liebman, Sally Hernandez-Pinero and L. G. Schafran have been appointed to the Board. In addition, BCM, Gene E. Phillips and William S. Friedman have agreed to pay a total of $1.2 million to the Trust, CMET, IORT and TCI, of which the Trust's share is $150,000.

Under the Modification, the Trust, CMET, IORT, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, CMET, IORT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current Board members that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new Board members appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

The Modification also terminated a number of the provisions of the Stipulation of Settlement, including the requirement that the Trust, CMET, IORT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court will retain jurisdiction to enforce the Modification.

Also, see ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT" - Trustees for a description of the Modification as it relates to certain changes in Members of the Board of Trustees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the calendar year covered by this report, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Trust's shares of beneficial interest, no par value (the "Shares" and each a "Share"), are traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system using the symbol "NIRTS". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The following table sets forth the high and low bid quotations of the Shares as reported by the NASDAQ system for the periods indicated:

                                                              1994                                  1993
                                                     ------------------------              ------------------------
                                                        High          Low                     High          Low
                                                     -----------  -----------              -----------  -----------
         First Quarter                                $   12 3/4   $   12                  $     7 3/4  $     5 1/8
         Second Quarter                                   12 1/2       12                        8 1/4        7 3/4
         Third Quarter                                    12 1/2       11 1/4                   12 1/4        8 1/4
         Fourth Quarter                                   11 5/8       11 5/8                   14 1/4       12 1/4

For the first quarter of 1995 through March 10, 1995, the high and low bid quotations of the Shares, as reported by the NASDAQ system were $11 3/4 and $11 5/8, respectively. Also as of March 10, 1995, the closing bid price of the Shares was $11 3/4 per Share and there were 6,947 holders of record as of such date.

Based on the performance of the Trust's properties, the Trust's Board of Trustees, at their July 1993 meeting, voted to resume regular quarterly distributions. The per share cash distributions paid in 1994 and 1993 were as follows:

                                                                          1994             1993
                                                                       ----------       ----------
                     First Quarter                                     $     .15        $   -
                     Second Quarter                                          .17            -
                     Third Quarter                                           .17              .10
                     Fourth Quarter                                          .18              .10

The Trust also paid a 10% share dividend to its shareholders in each of 1994 and 1993.

During 1994 and 1993, the Trust repurchased 192,000 Shares and 280,038 Shares at a total cost to the Trust of $2.3 million and $2.4 million, respectively. A repurchase program was originally announced by the Trust on December 5, 1989, authorizing the Trust to repurchase a total of 1,026,667 Shares, of which all 1,026,667 Shares had been repurchased as of August 1994. On May 19, 1994, the Trust's Board of Trustees authorized the Trust to repurchase up to an additional 300,000 Shares, of which 59,202 Shares were repurchased as of December 31, 1994.





                     [This space intentionally left blank.]

ITEM 6.  SELECTED FINANCIAL DATA



                                                               For the Years Ended December 31,
                                         ------------------------------------------------------------------------------
                                            1994             1993             1992             1991             1990
                                         ----------       ----------       ----------       ----------       ----------
                                                            (dollars in thousands, except per share)

EARNINGS DATA
Income  . . . . . . . . . . . . . . .      $   40,135     $   36,357       $   30,047       $   28,137       $   29,487
Expense . . . . . . . . . . . . . . .         (40,915)       (40,370)         (38,361)         (33,890)         (39,237)
                                           ----------     ----------       ----------       ----------       ----------

(Loss) before gain on
  sale of real estate and
  extraordinary gain  . . . . . . . .            (780)        (4,013)          (8,314)          (5,753)          (9,750)
Gain on sale of real estate . . . . .             385            945             -                 462            5,934
Gain on sale of investments . . . . .             141           -                -                -                -
Extraordinary gain  . . . . . . . . .            -             8,888             -               2,170              686
                                           ----------     ----------       ----------       ----------       ----------
Net income (loss) . . . . . . . . . .            (254)         5,820           (8,314)          (3,121)          (3,130)

Funds from Operations:
  Gain on sale of real estate   . . .            (385)          (945)            -                (462)          (5,934)
  Gain on sale of investments   . . .            (141)          -                -                -                -
  Extraordinary gain  . . . . . . . .            -            (8,888)            -              (2,170)            (686)
  Equity income (loss)  . . . . . . .            (105)            34             (204)             171             (410)
  Depreciation  . . . . . . . . . . .           4,992          4,639            3,982            3,842            4,739
  Provision for losses  . . . . . . .            -             1,390            2,400             -               2,860
  Funds from operations-
    equity affiliates   . . . . . . .           1,191            884              969            1,194            2,785
                                           ----------     ----------       ----------       ----------       ----------

FUNDS FROM OPERATIONS (1) . . . . . .      $    5,298     $    2,934       $   (1,167)      $     (546)      $      224
                                           ==========     ==========       ==========       ==========       ==========
EARNINGS PER SHARE DATA
(Loss) before gain on
  sale of real estate and
  extraordinary gain  . . . . . . . .      $     (.24)    $    (1.14)      $    (2.16)      $    (1.42)      $    (2.33)
Gain on sale of real estate . . . . .             .12            .27             -                 .11             1.42
Gain on sale of investments . . . . .             .04          -                 -                -                -
Extraordinary gain  . . . . . . . . .            -              2.53             -                 .54              .16
                                           ----------     ----------       ----------       ----------       ----------
Net income (loss) . . . . . . . . . .      $     (.08)    $     1.66       $    (2.16)      $     (.77)      $     (.75)
                                           ==========     ==========       ==========       ==========       ==========

Distributions . . . . . . . . . . . .      $      .67     $      .20       $     -          $     2.11       $      .33

Weighted average shares
  outstanding (2)   . . . . . . . . .       3,301,851      3,509,204        3,848,714        4,038,248        4,177,393

                                                                          December 31,
                                         ------------------------------------------------------------------------------
                                            1994             1993             1992             1991             1990
                                         ----------       ----------       ----------       ----------       ----------
                                                            (Dollars in thousands, except per share)
BALANCE SHEET DATA
Real estate . . . . . . . . . . . . .    $  185,936       $  173,244       $  167,883       $  163,980       $  153,763
Notes and interest receivable . . . .        16,271           19,394           30,611           28,870           28,564
Investments in partnerships . . . . .        11,026           11,804           12,583           17,027           17,213
Total assets  . . . . . . . . . . . .       217,040          199,486          205,517          202,097          199,434
Notes, debentures and
  interest payable  . . . . . . . . .       138,316          114,351          123,263          108,939           97,363
Shareholders' equity  . . . . . . . .        73,360           78,174           74,927           84,933           88,896

Book value per share (2)  . . . . . .    $    22.81       $    22.94       $    20.31       $    21.57       $    21.79

------------------------

(1) Funds from operations, as defined by National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash flow from operating activities and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flow as a
         measure  of liquidity or the ability to pay dividends.   "Funds from
         operations - equity affiliates" is calculated to reflect funds from operations in the same manner.
(2) Share and per share data have been restated to give effect to 10% share dividends declared in September 1994 and July 1993 and the one-for-three reverse share split effected March 26, 1990.





                     [This space intentionally left blank.]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

National Income Realty Trust (the "Trust") invests in real estate through acquisitions, leases and partnerships and, to a lesser extent, in mortgages on real estate. The Trust was organized on October 31, 1978 and commenced operations on March 27, 1979.

The Trust's real estate portfolio at December 31, 1994 consisted of 52 properties located throughout the United States, with concentrations in the Southeast, 8 of which are held for sale and 44 held for investment. These properties consist of 30 apartment complexes, 14 shopping centers, 4 office buildings, three parcels of land and one single-family residence. All of the Trust's real estate, except ten properties, is pledged to secure first mortgage notes payable.

The Trust's management plans to continue its successful efforts of enhancing the long-term value of shareholder investments through efficient asset and property management, as well as selective investments in underperforming apartment properties in the same geographical regions that the Trust currently operates. Additionally, management intends to raise capital through refinancings and dispositions of certain assets and sustain and increase cash distributions to shareholders after making adequate provisions for capital investments of the Trust's existing portfolio and share repurchases.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $3.5 million at December 31, 1994 compared with $1.1 million at December 31, 1993. The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Trust expects that funds from operations, collection of mortgage notes receivable and from anticipated external sources, such as property sales and refinancings, will be sufficient to meet the Trust's various cash needs, including debt service obligations, property maintenance and improvements and continuation of regular distributions, as more fully discussed in the paragraphs below.

    Operating Activities

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) increased from $14.4 million in 1993 to $14.9 million for 1994. This increase is primarily attributable to two apartment complexes acquired through foreclosure in 1993, and the acquisition of five apartment complexes in 1994. This increase was partially offset by an increase in property tax payments due to payment of prior year taxes in 1994. Property tax payments totaled approximately $3.7 million in 1993 as compared to $5.0 million in 1994. Cash flows from property operations increased from $10.1 million in 1992 to $14.4 million in 1993. This increase in cash flow from property operations is primarily attributable to four apartment complexes purchased in November 1992 and two apartment complexes obtained through foreclosure in March 1993.

The Trust's interest collected increased from $1.5 million in 1993 to $1.6 million in 1994. As described in Note 2. "NOTES AND INTEREST RECEIVABLE", the Trust received $1.3 million in settlement of the Alder Creek mortgage note receivable, of which $391,000 was recorded as interest collected, for a total of $442,000 interest collected on the Alder Creek note during 1994 as compared to $200,000 interest collected on the same note in 1993. The increase is offset by a $213,000 decrease in interest collected due to the payoff or foreclosure of three notes receivable in 1993 and three mortgage notes receivable in 1994. Interest collected in 1992 totaled

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

    Operating Activities (Continued)

$2.1 million compared with $1.5 million in 1993. Of this decrease, $245,000 is due to a note which was paid in full in March 1993 and $221,000 is due to interest payments received in 1992 on a cash flow mortgage, but not received in 1993. Interest collections are expected to continue to decline in 1995 due to the $2.4 million and $1.8 million in loans paid off in 1993 and 1994, respectively.

Interest paid on the Trust's indebtedness increased from $9.3 million in 1993 to $9.8 million in 1994. Interest payments increased $554,000 due to mortgage interest paid associated with the apartment complexes acquired in 1993 and 1994. Interest payments also increased by $438,000 due to five Trust properties refinanced in 1994 and the Trust obtaining first mortgage financing on one property in June 1993. The Trust refinanced five apartment properties, one of which was acquired through foreclosure in 1993, with existing mortgage debt of $15.8 million and obtained new first mortgage financing totaling $22.8 million during 1994. In June 1993, the Trust obtained financing on a previously unencumbered property in the amount of $2.1 million. Also, in November and December 1994, the Trust refinanced two additional, previously unencumbered, properties and obtained first mortgage financing of $4.1 million. Interest paid also increased due to mortgage payments on the first mortgage secured by the Emerson Center Office Building, which commenced in June 1994, increasing interest payments $165,000. These increases are partially offset by a $129,000 decrease in the interest paid on the mortgage note payable secured by the Pinecrest Apartments, due to a reduction in the variable interest rate. Also, interest payments decreased due to the mortgage secured by the Century Centre II Office Building, which was restructured in 1993 in accordance with the confirmed Plan of Reorganization. See NOTE 7. "NOTES, DEBENTURES AND INTEREST PAYABLE".

Interest paid increased from $7.7 million in 1992 to $9.3 million in 1993. Of this increase, $1.3 million is due to interest paid on mortgages secured by properties acquired by the Trust during 1992 and 1993 and an additional $723,000 of the increase is attributable to interest paid on the mortgage secured by the Century Centre II Office Building, on which the Trust made a $1.0 million payment of accrued interest in accordance with the confirmed Plan of Reorganization as discussed in NOTE 7. "NOTES, DEBENTURES AND INTEREST PAYABLE." These increases were partially offset by a decrease in interest of $314,000 due to the mortgage secured by Pinecrest Apartments, whose variable interest rate decreased from 1992 to 1993.

    Investing Activities

During 1994, the Trust acquired five apartment complexes, comprising over 1,000 units, in furtherance with management's objective of increasing the Trust's multi-family portfolio. Three of the new properties, Bryan Hill, Forest Oaks and Martins Landing, were acquired together when the Trust paid $300,000 in cash to exercise its option, obtained in November 1992, to acquire the limited partnerships which owned these properties. The properties were subject to existing mortgage debt totaling $10.3 million, which was in default. In November 1994, the Trust paid $1.1 million in cash to reinstate and bring current two of the existing mortgages and anticipates reinstatement or payoff of the third mortgage during the first half of 1995. The Trust recorded the acquisitions in November 1994 when, at the same time, the Trust began recording the operations of the three properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

    Investing Activities (Continued)

In March 1994, the Trust purchased the Summit on the Lake Apartments located in Fort Worth, Texas for $675,000 in cash, and the property is subject to an existing first mortgage of $3.7 million, which matures September 2007. The Trust purchased the unoccupied Woodlake Run Apartments, also in Fort Worth, Texas, in December 1994 for $836,000 in cash. The Trust plans to rehabilitate and expand the property, at an estimated cost of $5.0 million, and anticipates it will be completed by the end of 1996. The Trust paid Tarragon acquisition commissions of $184,000 based on the purchase price of the above properties. The Trust has also entered into contracts for the purchase of four other apartment properties in Dallas, Texas; Miami, Florida; Baton Rouge, Louisiana; and Los Angeles, California. Each pending acquisition is in a market in which the Trust presently participates.

The Trust did not purchase any properties during 1993. The Trust acquired four properties and two notes receivable during 1992, for which the Trust paid $1.2 million in cash, with the remainder financed through the assumption of mortgages totaling $13.2 million.

The Trust made $2.5 million of capital improvements to its properties in 1994 compared to $2.8 million in 1993 and $4.6 million in 1992. Capital improvement expenditures are anticipated to total $3.4 million in 1995, of which $2.2 million was escrowed with lenders at December 31, 1994. In addition, the Trust received $1.3 million in cash as settlement of the Alder Creek mortgage note receivable, of which $856,000 was recorded against the Trust's carrying value and the remaining as interest income, as discussed above. See NOTE 2. "NOTES AND INTEREST RECEIVABLE". The Trust also received payments of $913,000 in satisfaction of two other mortgage notes receivable during 1994. The Trust received $2.4 million in cash as payment in full and other principal payments on the Trust's mortgage notes receivable during 1993 and $2.2 million as payment in full and other principal payments on the Trust's mortgage notes receivable during 1992.

The Trust and Continental Mortgage and Equity Trust ("CMET") are partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), formerly known as Adams Properties Associates, which owns 32 industrial warehouses. In May 1994, Indcon sold a warehouse for $4.4 million. Indcon received $2.2 million in cash, of which the Trust's equity share was $871,000. At different times during 1994, three current Trustees and three former Trustees of the Trust concurrently served as Trustees of CMET. The Trust received $410,000 and $368,000 in net cash from the sale of three foreclosed properties during 1993 and 1992, respectively.

In June 1994, the Trust sold 15,000 shares of beneficial interest of CMET for $210,000. At December 31, 1994, the Trust owned 39,500 shares of beneficial interest of CMET, which had a market value at that date of $593,000. Such shares were sold during the first quarter of 1995 for $593,000, and, as a result, the Trust recorded a gain on sale of investments of $411,200.

During 1993, Sacramento Nine ("SAC 9"), a partnership in which the Trust owns a 70% interest, sold 3 of its office buildings for $2.5 million in cash, of which the Trust's equity share was $1.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

  Financing Activities

During 1994, the Trust obtained first mortgage financing on seven Trust properties totaling $26.9 million, receiving net cash proceeds of $9.4 million after the payoff of $15.8 million in existing debt ($7.0 million of which would have matured during 1994). The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. In addition, the Trust made other mortgage note payments of $4.1 million during 1994, including the first mortgage principal payoffs of $143,000 secured by the Stewart Square Shopping Center, and $940,000 secured by the Mountain View Shopping Center, both in Las Vegas, Nevada.

In November 1994, the Trust extended the maturity date of the $732,000 mortgage note payable secured by the Sandstone Apartments for two years to November 1996. In addition, during 1994 the Trust extended the maturity date of the $3.1 million mortgage note secured by Rancho Sorrento Business Park to August 2000. The note was originally scheduled to mature in August 1995.

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

Principal payments on the Trust's mortgage notes payable of $7.3 million are due in 1995, of which $2.3 million represents the principal portion of the regular monthly mortgage payments and $5.0 million represents balloon payments on mortgages maturities. It is the Trust's intention to either pay the mortgages when due or seek to extend the due dates one, two or more years while attempting to obtain long-term financing. However, while management is confident of its ability to acquire refinancing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

As scheduled, in January 1995, the Trust paid $236,000 in full payment of the mortgage note payable secured by the Lakeview Mall.

During 1994, the Trust repurchased 192,000 of its shares of beneficial interest at a cost to the Trust of $2.3 million, and during 1993, the Trust repurchased 280,038 of its shares of beneficial interest at a cost of $2.4 million. On May 19, 1994, the Trust's Board of Trustees approved an authorization for the Trust to repurchase up to 300,000 additional shares of beneficial interest through open market or negotiated transactions, of which 59,202 shares have been purchased as of December 31, 1994.





                     [This space intentionally left blank.]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Based on the performance of the Trust's properties, the Trust's Board of Trustees voted in July 1993 to resume the payment of regular quarterly distributions to shareholders. The Trust paid distributions totaling $2.2 million or $0.67 per share during 1994 and $617,000 or $0.20 per share to its shareholders in 1993. The Trust also paid a 10% share dividend to its shareholders in 1994 and 1993.

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

1994 COMPARED TO 1993. For the year ended December 31, 1994, the Trust's operating loss significantly decreased from $4.0 million in 1993 to $780,000 in 1994. The primary factors contributing to this decrease are discussed in the following paragraphs. In addition, due to a 1993 extraordinary gain of $8.9 million, the Trust reported net income of $5.8 million for the year ended December 31, 1993 as compared with a net loss of $254,000 for the year ended December 31, 1994.

Net rental income (rental income less property operating expenses) increased from $14.6 million for the year ended December 31, 1993 to $16.1 million for the year ended December 31, 1994. Of this increase, $537,000 is attributable to five apartment complexes acquired during 1994, one of which was foreclosed by the Trust, and an additional $577,000 is due to the two apartment complexes acquired through foreclosure in March 1993. Net rental income increased $426,000 for Trust properties held in both 1993 and 1994. While occupancy levels remained stable for these properties from 1993 to 1994, the Trust increased rental rates $1.3 million on these Trust properties, primarily apartment properties in the Southeast and Mountain regions of the United States. This increase was offset by a $674,000 increase in operating expenses due to 1994 repair and maintenance expenditures as compared to 1993, in an effort to upgrade the properties in order to increase occupancy and rent levels in 1995.

Interest income increased from $1.6 million for the year ended December 31, 1993 to $1.7 million for the year ended December 31, 1994. As more fully described in NOTE 2. "NOTES AND INTEREST RECEIVABLE", interest income related to the Alder Creek mortgage note receivable increased $354,000 primarily due to the 1994 settlement of this note balance. This increase was partially offset by a decrease of interest income of $208,000 related to the payoff or foreclosure of three notes receivable in 1993 and 1994.

Interest expense increased from $9.7 million for the year ended December 31, 1993 to $10.5 million for the year ended December 31, 1994. Interest expense increased $739,000 related to the apartment complexes acquired during 1993 and 1994. Additionally, the refinancing of six properties in 1994 and one property in 1993 increased interest expense by $384,000. Partially offsetting these increases was a $200,000 decrease in the interest expense on the mortgage secured by the Pinecrest Apartments due to a reduction in the variable interest

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

rate during 1993. The Trust also ceased accruing interest on the mortgage note secured by the Pepperkorn Building in April 1994 due to pending litigation, accounting for a $151,000 decrease in interest expense.

Depreciation expense increased from $4.6 million for the year ended December 31, 1993 to $5.0 million for the year ended December 31, 1994. Of this increase, $184,000 relates to the two properties acquired through foreclosure in 1993 and the seven properties acquired during 1994, two of which were also acquired through foreclosure. Depreciation expense also increased due to improvements made to Trust properties of $2.8 million in 1993 and $2.5 million in 1994.

Advisory fees to Basic Capital Management, Inc. ("BCM") were $468,000 in 1994 and $1.5 million in 1993. Advisory fees to Tarragon were $909,000 in 1994. Under the BCM advisory agreement, the Trust paid a monthly fee equal to .0625% per month of the average gross asset value of the Trust. In addition, the Trust paid BCM an incentive fee equal to 7.5% per annum of the Trust's net income for each year which BCM provided services. Under the Tarragon advisory agreement, the Trust paid a base annual advisory fee of $100,000 plus an incentive fee equal to 16% per annum of funds from operations, as defined in the new advisory agreement dated February 15, 1994. Under each of the advisory agreements (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the operating expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits based on the book value, net asset value and the net income of the Trust during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1994, 1993 or 1992.

General and administrative expenses increased from $1.8 million for the year ended December 31, 1993 to $1.9 million for the year ended December 31, 1994. This increase is due to an increase in cost reimbursements to Tarragon during 1994 as compared to reimbursements to BCM during 1993. Partially offsetting this increase is a reduction in legal fees related to the Olive litigation, as more fully discussed in NOTE 15. "COMMITMENTS AND CONTINGENCIES".

For the year ended December 31, 1994, the Trust reported gains on sales of real estate of $385,000 related to the sale of a warehouse by Indcon in May 1994.
In addition, the Trust recognized a gain on the sale of investments of $141,000 related to the sale of the 15,000 shares of beneficial interest of CMET.

1993 COMPARED TO 1992. For the year ended December 31, 1993, the Trust's operating loss decreased from $8.3 million in 1992 to $4.0 million in 1993, as more fully discussed in the following paragraphs. Additionally, as the result of an extraordinary gain of $8.9 million recorded in 1993, the Trust reported net income of $5.8 million for the year ended December 31, 1993.

Net rental income (rental income less property operating expenses) increased from $9.4 million in 1992 to $14.6 million in 1993. Of this increase, $1.3 million is due to four apartment complexes acquired in November 1992 and an additional $654,000 is due to two apartment complexes obtained through foreclosure in 1993. An additional $618,000 is due to a decrease in the amortization of free rent at the Century Centre II Office Building and $295,000 is due to a decrease in replacements at Park Dale Gardens, the renovation of which was completed in 1992. The remaining increase is due to increased occupancy and rental rates at the Trust's apartment complexes, primarily in the Southeast and Southwest regions, and overall expense control at certain of the Trust's apartment and commercial properties.

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

The Trust's equity in income (losses) of partnerships was income of $204,000 in 1992 compared to a loss of $34,000 in 1993. This decrease in operating results is primarily due to the sale of three properties by the SAC 9 partnership in the second quarter of 1993.

Interest expense decreased from $10.4 million in 1992 to $9.7 million in 1993. A decrease of $1.2 million is attributable to a reduction in the interest rate on the first mortgage secured by the Century Centre II Office Building and the purchase of the second mortgage at a significant discount. An additional decrease of $163,000 is due to a reduction in the variable interest rate on the note payable secured by Pinecrest Apartments and $414,000 is due to interest expense on the underlying note payable associated with one of the Trust's wraparound mortgage notes receivable, which was foreclosed and immediately sold in 1993. These decreases were partially offset by an increase of $857,000 due to interest expense recorded on mortgages secured by four apartment complexes which were acquired in November 1992 and an additional $416,000 is attributable to interest expense recorded on the underlying mortgage secured by a property acquired through foreclosure in March 1993. See NOTE 7. "NOTES, DEBENTURES AND INTEREST PAYABLE."

Depreciation expense increased from $4.0 million in 1992 to $4.6 million in 1993, primarily due to the acquisition of four apartment complexes in November 1992 and two additional apartment complexes acquired through foreclosure in March 1993.

Advisory fees increased from $1.4 million in 1992 to $1.5 million in 1993, as a result of an increase in the average monthly gross assets of the Trust, calculated in accordance with the terms of the advisory agreement.

General and administrative expenses decreased from $2.2 million in 1992 to $1.8 million in 1993. Of this decrease, $250,000 is due to a reduction in legal fees, an additional $123,000 is related to the Trust's March 1992 annual meeting of shareholders and the February 1992 Rights redemption and $198,000 is due to a decrease in professional fees related to the reduced level of property acquisitions in 1993 compared to 1992.

In 1993, the Trust expensed $1.0 million for the issuance of a $1.0 million convertible subordinated debenture to John A. Doyle, Executive Vice President of the Trust, in exchange for his 10% participation in the profits of the Consolidated Capital Properties II ("CCP II") assets, which were acquired in November 1992. This participation was granted as consideration for Mr. Doyle's services to the Trust in connection with the acquisition of the CCP II portfolio. See NOTE 7. "NOTES, DEBENTURES AND INTEREST PAYABLE."

For 1993, the Trust recorded a provision for losses of $1.4 million to provide for estimated losses on one of the Trust's properties held for sale and one of the Trust's first lien mortgage notes. A provision for losses of $2.4 million was recorded in 1992 to reserve against certain junior mortgage notes receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

For the year ended December 31, 1993, the Trust recognized gains on sales of real estate of $851,000 related to the sale of three properties by SAC 9 and $94,000 on the sale of the Plaza Jardin Office Building, one of the CCP II assets. No gains on sales of real estate were recognized in 1992.

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

Inflation

The effects of inflation on the Trust's operations are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties, mortgage interest rates and, correspondingly, the ultimate gains to be realized by the Trust from property sales. Inflation also has an effect on the Trust's earnings from short-term investments.

Tax Matters

For the years ended December 31, 1994, 1993 and 1992, the Trust elected, and in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

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

Recent Accounting Pronouncements (Continued)

interest, according to the contractual terms of the loan agreement".
Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or, if the note is collateral dependent, on the fair value of the collateral. In October 1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", which amends SFAS No. 114. SFAS No. 118 eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994. The Trust's management has not fully evaluated the effects of implementing these statements, but expects that they will not affect the Trust's interest income recognition policy but may require the classification of certain otherwise performing loans as impaired.




                     [This space intentionally left blank.]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                           Page
                                                                                                           ----
Reports of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

Consolidated Balance Sheets -
  December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

Consolidated Statements of Operations -
  Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35

Schedule III - Real Estate and Accumulated  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .    53

Schedule IV - Mortgage Loans on Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    58





All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Trustees of National Income Realty Trust


We have audited the accompanying consolidated balance sheet of National Income Realty Trust and Subsidiaries as of December 31, 1994, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Income Realty Trust and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedules III, and IV are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             Arthur Andersen LLP
Dallas, Texas
March 24, 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Trustees of National Income Realty Trust


We have audited the accompanying consolidated balance sheet of National Income Realty Trust and Subsidiaries as of December 31, 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1993. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of National Income Realty Trust and Subsidiaries as of December 31, 1993, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.



                                                                     BDO Seidman




Dallas, Texas
March 25, 1994

                         NATIONAL INCOME REALTY TRUST
                         CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                    -----------------------------------
                                                                                         1994                 1993
                                                                                    --------------       --------------
         Assets                                                                            (dollars in thousands)
         ------
Real Estate
Held for investment, net of accumulated depreciation
 ($38,532 in 1994 and $33,535 in 1993)  . . . . . . . . . . . . .                     $    179,086         $    154,748
Held for sale, net of accumulated depreciation
 ($895 in 1994 and $2,293 in 1993)  . . . . . . . . . . . . . . .                            6,850               18,496
                                                                                      ------------         ------------
                                                                                           185,936              173,244
Less - allowance for estimated losses . . . . . . . . . . . . . .                             (700)              (4,621)
                                                                                      ------------         ------------
                                                                                           185,236              168,623
Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . . . .                           14,762               15,990
 Nonperforming, nonaccruing . . . . . . . . . . . . . . . . . . .                            1,509                3,404
                                                                                      ------------         ------------
                                                                                            16,271               19,394
Less - allowance for estimated losses . . . . . . . . . . . . . .                           (6,274)              (6,485)
                                                                                      ------------         ------------
                                                                                             9,997               12,909

Investments in partnerships . . . . . . . . . . . . . . . . . . .                           11,026               11,804
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                            3,484                1,060
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .                            3,222                2,136
Investment in marketable equity securities of affiliate . . . . .                              593                  702
Other assets (including $82 in 1994 and $261 in 1993
 from affiliates)   . . . . . . . . . . . . . . . . . . . . . . .                            3,482                2,252
                                                                                      ------------         ------------
                                                                                      $    217,040         $    199,486
                                                                                      ============         ============
Liabilities and Shareholders' Equity
------------------------------------

Liabilities
Notes, debentures and interest payable (including
 $1.0 million in 1994 and 1993 to affiliates)   . . . . . . . . .                     $    138,316         $    114,351
Other liabilities (including $133 in 1994 and $248 in 1993
 to affiliates)   . . . . . . . . . . . . . . . . . . . . . . . .                            5,364                6,961
                                                                                      ------------         ------------
                                                                                           143,680              121,312
Commitments and contingencies . . . . . . . . . . . . . . . . . .
Shareholders' equity
Shares of beneficial interest, no par value; authorized
 shares, unlimited; 3,216,267 and 3,126,116 shares
 outstanding (after deducting 287,875 and 85,250
 shares held in treasury)   . . . . . . . . . . . . . . . . . . .                            9,657                9,387
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .                          275,178              274,515
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . . . .                         (211,887)            (206,180)
Unrealized gains on marketable equity securities  . . . . . . . .                              412                  452
                                                                                      ------------         ------------
                                                                                            73,360               78,174
                                                                                      ------------         ------------
                                                                                      $    217,040         $    199,486
                                                                                      ============         ============

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               For the Years Ended December 31,
                                                                       ------------------------------------------------
                                                                            1994             1993             1992
                                                                       --------------   --------------   --------------
                                                                             (dollars in thousands, except per share)
Income
 Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . .            $     38,309     $     34,825     $     27,373
 Interest (including $415 in 1992 from affiliates) . . . . .                    1,721            1,566            2,470
 Equity in income (losses) of partnerships  . . . . . . . . .                     105              (34)             204
                                                                         ------------     ------------     ------------
                                                                               40,135           36,357           30,047

Expenses
 Property operations (including $285 in 1994,
    $360 in 1993 and $270 in 1992 to affiliates)  . . . . . .                  22,166           20,228           17,935
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . .                  10,457            9,734           10,431
 Depreciation   . . . . . . . . . . . . . . . . . . . . . . .                   4,992            4,639            3,982
 Provision for losses   . . . . . . . . . . . . . . . . . . .                       -            1,390            2,400
 Profit participation buyout  . . . . . . . . . . . . . . . .                       -            1,000                -
 Advisory fee to affiliate  . . . . . . . . . . . . . . . . .                     909                -                -
 Advisory fee to prior advisor  . . . . . . . . . . . . . . .                     468            1,537            1,381
 General and administrative (including $999 in 1994,
    $627 in 1993 and $621 in 1992 to affiliate)   . . . . . .                   1,923            1,842            2,232
                                                                         ------------     ------------     ------------
                                                                               40,915           40,370           38,361
                                                                         ------------     ------------     ------------
(Loss) before gain on sale of real estate
 and extraordinary gain   . . . . . . . . . . . . . . . . . .                    (780)          (4,013)          (8,314)
Gain on sale of real estate . . . . . . . . . . . . . . . . .                     385              945                -
Gain on sale of investments . . . . . . . . . . . . . . . . .                     141                -                -
Extraordinary gain  . . . . . . . . . . . . . . . . . . . . .                       -            8,888                -
                                                                         ------------     ------------     ------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .            $       (254)    $      5,820     $     (8,314)
                                                                         ============     ============     ============
Earnings per share
(Loss) before gain on sale of real
 estate and extraordinary gain  . . . . . . . . . . . . . . .            $      (.24)     $      (1.14)    $      (2.16)
Gain on sale of real estate . . . . . . . . . . . . . . . . .                    .12               .27                -
Gain on sale of investments . . . . . . . . . . . . . . . . .                    .04                 -                -
Extraordinary gain  . . . . . . . . . . . . . . . . . . . . .                      -              2.53                -
                                                                         -----------      ------------     ------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .            $      (.08)     $       1.66     $      (2.16)
                                                                         ===========      ============     ============
Weighted average shares of beneficial interest
 used in computing earnings per share   . . . . . . . . . . .              3,301,851         3,509,204        3,848,714
                                                                         ===========       ===========     ============


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                         NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                           Accumulated
                                                                   Shares of                               Distributions
                                                               Beneficial Interest                         in Excess of
                                                          -----------------------------    Paid-in          Accumulated
                                                             Shares          Amount        Capital           Earnings
                                                          ------------    ------------   ------------     --------------
                                                                              (dollars in thousands)
Balance, January 1, 1992  . . . . . . . . . . . .          3,382,294      $   10,156     $  274,839       $  (200,062)


Repurchase of shares of beneficial interest . . .           (249,669)           (749)          (840)                -
Redemption of share purchase rights . . . . . . .                  -               -           (103)                -
Net (loss)  . . . . . . . . . . . . . . . . . . .                  -               -              -            (8,314)
                                                          ----------      ----------     ----------       -----------
Balance, December 31, 1992  . . . . . . . . . . .          3,132,625           9,407        273,896          (208,376)

Repurchase of shares of beneficial interest . . .           (280,038)           (840)        (1,568)                -
Cash distributions ($0.20 per share)  . . . . . .                  -               -              -              (617)
Share distributions . . . . . . . . . . . . . . .            273,529             820          2,187            (3,007)
Unrealized gains on marketable
  equity securities   . . . . . . . . . . . . . .                  -               -              -                 -
Net income  . . . . . . . . . . . . . . . . . . .                  -               -              -             5,820
                                                          ----------      ----------     ----------       -----------
Balance, December 31, 1993  . . . . . . . . . . .          3,126,116           9,387        274,515          (206,180)

Repurchase of shares of beneficial interest . . .           (192,000)           (576)        (1,771)                -
Cash distributions ($0.67 per share)  . . . . . .                  -               -              -            (2,173)
Share distributions . . . . . . . . . . . . . . .            282,151             846          2,434            (3,280)
Unrealized gains on marketable
  equity securities   . . . . . . . . . . . . . .                  -               -              -                 -
Realized gains on marketable equity
  securities  . . . . . . . . . . . . . . . . . .                  -               -              -                 -
Net (loss)  . . . . . . . . . . . . . . . . . . .                  -               -              -              (254)
                                                          ----------      ----------     ----------       -----------
Balance, December 31, 1994  . . . . . . . . . . .          3,216,267      $    9,657     $  275,178       $  (211,887)
                                                          ==========      ==========     ==========       ===========


                                                       Unrealized
                                                        Gains on
                                                       Marketable
                                                        Equity       Shareholders'
                                                       Securities      Equity
                                                       ----------    ------------
                                                        (dollars in thousands)
Balance, January 1, 1992  . . . . . . . . . . . .      $        -   $   84,933


Repurchase of shares of beneficial interest . . .               -       (1,589)
Redemption of share purchase rights . . . . . . .               -         (103)
Net (loss)  . . . . . . . . . . . . . . . . . . .               -       (8,314)
                                                       ----------   ----------
Balance, December 31, 1992  . . . . . . . . . . .               -       74,927

Repurchase of shares of beneficial interest . . .               -       (2,408)
Cash distributions ($0.20 per share)  . . . . . .               -         (617)
Share distributions . . . . . . . . . . . . . . .               -            -
Unrealized gains on marketable
  equity securities   . . . . . . . . . . . . . .             452          452
Net income  . . . . . . . . . . . . . . . . . . .               -        5,820
                                                       ----------   ----------
Balance, December 31, 1993  . . . . . . . . . . .             452       78,174

Repurchase of shares of beneficial interest . . .               -       (2,347)
Cash distributions ($0.67 per share)  . . . . . .               -       (2,173)
Share distributions . . . . . . . . . . . . . . .               -            -
Unrealized gains on marketable
  equity securities   . . . . . . . . . . . . . .             101          101
Realized gains on marketable equity
  securities  . . . . . . . . . . . . . . . . . .            (141)        (141)
Net (loss)  . . . . . . . . . . . . . . . . . . .               -         (254)
                                                       ----------   ----------
Balance, December 31, 1994  . . . . . . . . . . .      $      412   $   73,360
                                                       ==========   ==========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 For the Years Ended December 31,
                                                                         ----------------------------------------------
                                                                              1994           1993              1992
                                                                         ------------     ------------     ------------
                                                                                    (dollars in thousands)
Cash Flows from Operating Activities
  Rentals collected   . . . . . . . . . . . . . . . . . . .              $     37,938     $     35,105     $     28,155
  Interest collected  . . . . . . . . . . . . . . . . . . .                     1,602            1,515            2,093
  Interest paid   . . . . . . . . . . . . . . . . . . . . .                    (9,782)          (9,253)          (7,712)
  Payments for property operations (including
    $285 in 1994, $360 in 1993 and $270
    in 1992 to affiliates)  . . . . . . . . . . . . . . . .                   (23,012)         (20,685)         (18,028)
  General and administrative expenses paid
    (including $966 in 1994, $627 in 1993
    and $621 in 1992 to affiliates)   . . . . . . . . . . .                    (1,803)          (1,412)          (2,142)
  Advisory fee paid to affiliate  . . . . . . . . . . . . .                      (860)            -                -
  Advisory fee paid to prior advisor  . . . . . . . . . . .                      (468)          (1,537)          (1,454)
  Distributions from partnerships'
    operating cash flow   . . . . . . . . . . . . . . . . .                      -                -               1,023
  Deferred borrowing costs  . . . . . . . . . . . . . . . .                    (1,258)            (185)             (18)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . .                      -                 397              187
                                                                         ------------     ------------     ------------
    Net cash provided by operating activities   . . . . . .                     2,357            3,945            2,104
                                                                         ------------     ------------     ------------

Cash Flows from Investing Activities
  Acquisition of real estate (including $125
    in 1992 to affiliates)  . . . . . . . . . . . . . . . .                    (3,019)            -                (642)
  Real estate improvements  . . . . . . . . . . . . . . . .                    (2,507)          (2,835)          (4,556)
  Proceeds from sale of real estate   . . . . . . . . . . .                      -                 410              368
  Collections on notes receivable   . . . . . . . . . . . .                     1,841            2,431            2,156
  Fundings of notes receivable  . . . . . . . . . . . . . .                      -                (329)            (666)
  Proceeds from sale of investments   . . . . . . . . . . .                       210             -                 -
  Distributions from partnerships'
    investing cash flow   . . . . . . . . . . . . . . . . .                       871            1,746              825
  Investments in (distributions to)  partnerships   . . . .                       727             (151)           -
                                                                         ------------     ------------     ------------
Net cash provided by (used in)
    investing activities  . . . . . . . . . . . . . . . . .                    (1,877)           1,272           (2,515)
                                                                         ------------     ------------     ------------



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                  For the Years Ended December 31,
                                                                        -----------------------------------------------
                                                                             1994            1993             1992
                                                                        -------------    -------------    -------------
                                                                                    (dollars in thousands)
Cash Flows from Financing Activities
  Payments on notes payable   . . . . . . . . . . . . . . .                   (19,904)          (4,782)          (1,727)
  Proceeds from notes payable   . . . . . . . . . . . . . .                    26,913            1,961            2,140
  Repair escrow deposits, net   . . . . . . . . . . . . . .                      (545)             (61)            (252)
  Distributions to shareholders   . . . . . . . . . . . . .                    (2,173)            (617)               -
  Repurchase of shares of beneficial
    interest  . . . . . . . . . . . . . . . . . . . . . . .                    (2,347)          (2,408)          (1,589)
  Redemption of share purchase rights   . . . . . . . . . .                         -                -             (103)
  Distribution from partnership's
    financing cash flows  . . . . . . . . . . . . . . . . .                         -                -            2,800
                                                                        -------------    -------------    -------------

  Net cash provided by (used in)
    financing activities  . . . . . . . . . . . . . . . . .                     1,944           (5,907)           1,269
                                                                        -------------      -----------    -------------
 Net increase (decrease) in cash and
    cash equivalents  . . . . . . . . . . . . . . . . . . .                     2,424             (690)             858

Cash and cash equivalents, beginning of year  . . . . . . .                     1,060            1,750              892
                                                                        -------------    -------------    -------------
Cash and cash equivalents, end of year  . . . . . . . . . .             $       3,484    $       1,060    $       1,750
                                                                        =============    =============    =============

Reconciliation of net income (loss) to net cash
 provided by operating activities
    Net income (loss)   . . . . . . . . . . . . . . . . . .             $        (254)   $       5,820    $      (8,314)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities
    Gain on sale of real estate   . . . . . . . . . . . . .                      (385)            (945)               -
    Gain on sale of investments   . . . . . . . . . . . . .                      (141)               -                -
    Extraordinary gain  . . . . . . . . . . . . . . . . . .                         -           (8,888)               -
    Depreciation and amortization   . . . . . . . . . . . .                     4,992            4,660            3,975
    Provision for losses  . . . . . . . . . . . . . . . . .                         -            1,390            2,400
    Profit participation buyout   . . . . . . . . . . . . .                         -            1,000                -
    Equity in losses of partnerships  . . . . . . . . . . .                      (105)              34                -
    (Increase) in interest receivable   . . . . . . . . . .                      (119)             (25)            (333)
    (Increase) decrease in other assets   . . . . . . . . .                      (791)             659            1,169
    Increase (decrease) in other liabilities  . . . . . . .                    (1,385)              89               21
    Increase in interest payable  . . . . . . . . . . . . .                       545              151            2,367
    Cash distributions received in excess of equity
       in current period earnings of partnerships   . . . .                         -                -              819
                                                                        -------------    -------------    -------------
              Net cash provided by operating activities   .             $       2,357    $       3,945    $       2,104
                                                                        =============    =============    =============

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                                              For the Years Ended December 31,
                                                                       ------------------------------------------------
                                                                            1994             1993             1992
                                                                       --------------   --------------   --------------
                                                                                    (dollars in thousands)
Schedule of noncash investing activities

  Carrying value of real estate acquired through
    foreclosure (in satisfaction of notes receivable
    with a carrying value of $727 in 1994, $5,891
    in 1993 and $91 in 1992)  . . . . . . . . . . . . . . . . . .        $    3,392        $  10,118     $         91

  Note receivable from sale of real estate  . . . . . . . . . . .                 -                -              550

  Notes payable from acquisition of real
    estate and notes receivable   . . . . . . . . . . . . . . . .            16,436            6,651           13,485

  Foreclosure of wraparound mortgage note and
    concurrent sale, with buyer assuming
    underlying note payable   . . . . . . . . . . . . . . . . . .                 -            3,410                -

  Permanent write-down of real estate
    held for investment   . . . . . . . . . . . . . . . . . . . .                 -            1,952            5,185

  Issuance of convertible subordinated
    debentures (in exchange for profits
    participation)  . . . . . . . . . . . . . . . . . . . . . . .                 -            1,000                -

  Forgiveness of notes payable (through abandonment
    of real estate in 1992 and deed-in-lieu of
    foreclosure of real estate with a carrying value
    of $1,529 in 1992)  . . . . . . . . . . . . . . . . . . . . .                 -                -            1,529




             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of National Income Realty Trust and Subsidiaries (the "Trust") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES". These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1992 and 1993 have been reclassified to conform to the 1994 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. National Income Realty Trust ("NIRT"), is a California business trust organized on October 31, 1978. The Trust was formed to invest in real estate, including commercial and apartment properties and, to a lesser extent, to finance real estate through mortgage notes. Since 1991, the Trust has sought only to make equity investments and accordingly, its mortgage note receivable portfolio represents a diminishing portion of the Trust's assets.

Basis of consolidation. The Consolidated Financial Statements include the accounts of NIRT and partnerships and subsidiaries which it controls. All intercompany transactions and balances have been eliminated.

Foreclosed real estate. Foreclosed real estate is initially recorded at new cost, defined as the lower of the Trust's note receivable carrying value or fair value of the collateral property minus estimated costs of sale. Properties are depreciated in accordance with the Trust's established depreciation policies. See "Real estate and depreciation" below.

At least annually, all properties held for sale are reviewed by the Trust's management and a determination is made if the held for sale classification remains appropriate. The following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) the property has been held for at least one year; (ii) Trust management has no intent to dispose of the property within the next twelve months; (iii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986, as amended; (iv) property improvements have been funded; and (v) the Trust's financial resources are such that the property can be held long-term. The subsequent classification of property previously held for sale to held for investment does not result in a restatement of previously reported revenues, expenses or net income (loss).

Real estate and depreciation. Real estate is carried at the lower of cost or estimated net realizable value. The Trust capitalizes property improvements and major rehabilitation projects which increase the value of the respective property and have a useful life greater than one year, except for individual expenditures less than $10,000 which are not part of a planned renovation project. Prepaid leasing commissions are included in the carrying value of the Trust's real estate and amortized on the straight-line method over the related lease term. Such amortization is included in property operating expenses. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest recognition on notes receivable. It is the Trust's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on properties and mortgage notes receivable to the extent that the investment in the properties or notes exceeds the Trust's estimate of net realizable value of the property or collateral securing each note, or fair value of the collateral if foreclosure is probable. In estimating net realizable value, consideration is given to the current estimated property or collateral value adjusted for costs to complete or improve, hold or dispose. The provision for losses is based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically and any additional provision determined to be necessary is charged against earnings in the period in which it can be reasonably estimated.

Present value premiums/discounts. The Trust provides for present value premiums and discounts on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes such premiums and discounts by the effective interest method over the lives of the related notes. The factors considered in determining a market rate for receivables include the borrower's credit standing, nature of the collateral and payment terms of the note.

Cash equivalents. The Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted cash. Restricted cash represents the Trust's escrow accounts, held by the lenders on certain of the Trust's mortgage notes payable, for taxes, insurance and property repairs.

Other Assets. Other assets consist primarily of tenant accounts receivable and deferred borrowing costs. Deferred borrowing costs are amortized over the terms of the related loan agreements and included in interest expense.

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, installment, cost recovery or the financing method, whichever is appropriate.

Investment in noncontrolled partnerships. The Trust uses the equity method to account for investments in partnerships which the Trust does not control. Under the equity method, the Trust's initial investment is increased by the Trust's proportionate share of the partnership's operating income and additional advances and decreased by the Trust's proportionate share of the partnership's operating losses and distributions received.

Marketable equity securities. Marketable equity securities are considered to be available-for-sale and are carried at fair value, defined as year end closing market value. Net unrealized holding gains and losses are reported as a separate component of shareholders' equity.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share. Income (loss) per share of beneficial interest (the "Shares" and each a "Share") is computed based upon the weighted average number of Shares outstanding during each year.

Fair value of financial instruments. The carrying value of the Trust's cash and cash equivalents approximate fair value. The Trust has used the following assumptions in estimating the fair value of its notes receivable and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Trust's interest in the collateral property was used. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities. The estimated fair values presented do not purport to present amounts to be ultimately realized by the Trust. The amounts ultimately realized may vary significantly from the estimated fair values presented.

Concentration of Credit Risk. Financial instruments which potentially subject the Trust to credit risk consist primarily of cash and cash equivalents, accounts receivable and notes receivable. The Trust restricts investment of cash and cash equivalents to federally insured accounts or to high credit quality financial institutions. Credit risk on accounts receivable is generally diversified due to the large number of tenants in the Trust's properties. The Trust's notes receivable are generally secured by real estate, but the Trust could be subject to a loss on its notes receivable if the carrying amount of the note receivable exceeds the fair value of the collateral property . See NOTE 2. "NOTES AND INTEREST RECEIVABLE".

NOTE 2. NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                           1994                                1993
                                          -----------------------------------     ---------------------------------
                                             Estimated              Net             Estimated           Net
                                               Fair                 Book               Fair             Book
                                               Value               Value              Value             Value
                                          ---------------     ---------------     --------------    ---------------
    Notes receivable
        Performing  . . . . . . . . . .    $       14,614      $       14,838      $      16,985     $       16,046
        Nonperforming, nonaccruing  . .             1,475               1,475              3,137              3,370
                                           --------------      --------------      -------------     --------------
                                           $       16,089              16,313      $      20,122             19,416
                                           ==============                          =============

    Deferred gain . . . . . . . . . . .                                  (153)                                 (153)
    Interest receivable . . . . . . . .                                   111                                   131
                                                               --------------                        --------------
                                                                       16,271                                19,394

    Allowance for estimated losses  . .                                (6,274)                               (6,485)
                                                               --------------                        --------------
                                                               $        9,997                        $       12,909
                                                               ==============                        ==============

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

The Trust does not recognize interest income on nonperforming notes receivable. Notes receivable are considered to be nonperforming when they become 60 days or more delinquent. For the years 1994, 1993 and 1992, unrecognized interest income on nonperforming notes totaled $470,000, $654,000 and $867,000, respectively. Interest income on nonperforming notes receivable was recorded to the extent of cash received of $555,000, $215,000 and $252,000 during 1994, 1993 and 1992, respectively.

Notes receivable at December 31, 1994 mature from 1995 through 2016, with interest rates ranging from 5.7% to 18% and an effective weighted average interest rate on performing notes of 6.9%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $10.2 million are due in 1995, including $1.2 million related to two mortgage notes receivable classified as nonperforming at December 31, 1994, as more fully discussed below.

In September 1994, the Trust agreed to a discounted settlement of a previously nonperforming first mortgage loan with a carrying value of $856,000 and a legal balance of $1.5 million at such date. The Trust received payments totaling $1.3 million in cash and released all of the collateral securing the mortgage loan.

In December 1994, the Trust reached a settlement regarding three nonperforming wraparound mortgage notes with an aggregate carrying value of $1.3 million, which represented the Trust's net equity in these notes. All three loans are secured by shopping centers, net leased to a major national tenant. The Trust recorded no losses on this settlement in excess of previously established reserves, as more fully discussed below.

The Trust accepted a deed in lieu of foreclosure on the $430,000 mortgage loan, secured by a K-Mart Shopping Center in Indianapolis, Indiana and subject to an existing first lien mortgage of $1.8 million. This mortgage note accrues interest at 9.75% per annum, calls for monthly principal and interest payments of $21,800 and matures September 2006.

Also, the Trust sold the wraparound mortgage note secured by the K-Mart Shopping Center in Racine, Wisconsin for $100,000 and, in accordance with the terms of the sale, received $50,000 in cash in January 1995. The Trust accepted an unsecured promissory note which bears interest at 8% per annum and matures May 1996 for the remaining $50,000 balance.

Additionally, the Trust restructured the wraparound mortgage secured by the K-Mart Shopping Center in Fairbault, Minnesota. At December 31, 1994, the carrying value of this note was $276,000 and represented the Trust's net equity in this note. Under the terms of the restructured agreement, interest will accrue at the rate of 7.58% per annum and the Trust is to receive monthly principal and interest payments equal to the lesser of (i) $20,140 or (ii) the amount by which, on an annual basis, the shopping center rents less certain fees and expenses exceeds the amounts due under the first mortgage loan. The Trust expects the payments due under this note will be approximately $2,000 per year. Any deferred amounts shall accrue to the principal balance of the note and be payable upon maturity in January 2003, at which time the first mortgage will have been fully amortized.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

At December 31, 1994, the Trust continues to classify the $1.0 million first mortgage loan, secured by the Casa Bonita Apartments in Paris, Texas, as nonperforming. The Trust obtained a judgment against the three individual guarantors of this note and continues to negotiate with the borrowers on a discounted payout of the judgment. Regardless of these negotiations, the Trust does not anticipate incurring any additional loss, as the note has been previously fully reserved.

The Trust also continues to classify the $256,000 junior mortgage note secured by a retirement center in Tucson, Arizona as nonperforming at December 31, 1994. The borrower on this note, Eldercare Housing Foundation, and the Trust are negotiating a settlement of the outstanding note balance. The Trust does not anticipate incurring a loss on this note in excess of previously established reserves. Ted P. Stokely, a former Trustee of the Trust, was employed as a real estate consultant for Eldercare from April 1992 to December 1993.

The Trust also received payment in full on two other mortgage loans during 1994 and three mortgage loans during 1993 totaling $913,000 and $2.4 million, respectively. The Trust foreclosed on one additional mortgage loan with a carrying value of $297,000 in 1994 and three mortgage loans with principal balances totaling $6.2 million in 1993. These transactions resulted in no loss to the Trust in 1994 or 1993 as all losses had been previously provided. See
NOTE 4. "REAL ESTATE AND DEPRECIATION."

In May 1993, the Trust foreclosed on the Plaza Jardin mortgage receivable. Immediately following the foreclosure, the Trust sold the property for $200,000 in cash subject to the $3.3 million underlying mortgage. The Trust recognized a $94,000 gain on the sale of the property.

NOTE 3.  ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                              1994               1993                1992
                                                           ------------       ------------        ------------
Balance January 1,  . . . . . . . . . . . . . .            $   11,106          $   12,240          $   15,936
Provision for losses  . . . . . . . . . . . . .                     -               1,390               2,400
Reclassed to other assets . . . . . . . . . . .                  (179)                  -                   -
Amounts charged off . . . . . . . . . . . . . .                (3,953)             (2,524)             (6,096)
                                                           ----------          ----------          ----------

Balance December 31,  . . . . . . . . . . . . .            $    6,974          $   11,106          $   12,240
                                                           ==========          ==========          ==========

NOTE 4.  REAL ESTATE AND DEPRECIATION

In December 1994, the Trust's management performed a review of the Trust's real estate portfolio and reclassified the following apartment properties from properties held for sale to properties held for investment: Lake Point, Huntington Green and Mariposa Manor.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

In 1994, the Trust paid $300,000 in cash to exercise its option, which was obtained in November 1992, to acquire, through a transfer of general partner interests and stock of limited partners, certain limited partnerships which own three residential properties. Bryan Hill Apartments (232 units) in Bethany, Oklahoma; Forest Oaks Apartments (154 units) in Lexington, Kentucky; and Martins Landing Apartments (236 units) in Lakeland, Florida were subject to existing first mortgage debt totaling $10.3 million, which was then in default. The Trust submitted proposals to the Department of Housing and Urban Development ("HUD") to reinstate the existing mortgages through contributions from the Trust and the application of certain escrow balances, as well as, requesting the transfer of physical assets. In November 1994, the Trust was granted approval for the transfer of physical assets pending curing the mortgage delinquencies, which was completed by the Trust on two of the three properties with a $1.1 million cash payment. The Trust anticipates making additional payments to cure or payoff the other mortgage loan default. In conjunction with the additional contributions, the Trust recorded the acquisition of the three properties in November 1994. See NOTE 7. "NOTES, DEBENTURES AND INTEREST PAYABLE" for a more detailed discussion of the related mortgage notes.

In March 1994, the Trust purchased the Summit on the Lake Apartments (198 units) located in Fort Worth, Texas for $675,000 in cash and the property is subject to an existing first mortgage of $3.7 million. This nonrecourse mortgage has an effective interest rate of 8.6% per annum, requires monthly principal and interest payments of approximately $31,000 and matures September 2007. In connection with the acquisition, the Trust paid $176,000 of real estate brokerage and acquisition commissions, based upon the $4.4 million purchase price of the property, to Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor. William S. Friedman, the President and a Trustee of the Trust, serves as Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who serves as Director, President and Chief Operating Officer of Tarragon, and Executive Vice President of the Trust. The Friedman and Doyle families own approximately 32% of the outstanding shares of the Trust.

In September 1994, the Trust recorded the acquisition of the Mariposa Manor Apartments, obtained through a deed in lieu of foreclosure on a $297,000 nonperforming second lien mortgage note receivable. The property, a 41 unit apartment complex in Los Angeles, California, had an estimated fair value of $1.1 million as of the date of acquisition and is subject to an existing $788,000 first lien mortgage, which was modified and assumed on a nonrecourse basis by the Trust. The modified note initially accrues interest at 6% per annum and, thereafter, is periodically adjusted based on a defined variable rate plus 3.25% per annum, with the highest note interest rate not to exceed 15.5% per annum. Initial monthly principal and interest payments of $5,000 are called for under the provisions of this note which matures April 1, 2002. The Trust has included this property in "Real Estate - Held for investment" in the Consolidated Financial Statements.

In December 1994, the Trust purchased the Woodlake Run Apartments, a 185-unit, vacant complex in Fort Worth, Texas for $836,000 in cash. The Trust intends to rehabilitate and expand the property at an approximate cost of $5.0 million, with completion estimated by 1996. In connection with the acquisition, the Trust paid Tarragon an $8,400 acquisition commission based on the purchase price of the property.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

Also in December 1994, the Trust obtained the K-Mart Shopping Center in Indianapolis, Indiana through a deed in lieu of foreclosure of a $430,000 nonperforming note receivable, as more fully discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE". The shopping center, net leased to K-Mart, had an estimated fair value of $2.3 million as of the date of acquisition and is encumbered by an existing $1.8 million first lien mortgage. The nonrecourse mortgage note accrues interest at 9.75%, calls for monthly principal and interest payments of $21,800 and matures in September 2006. The Trust included this property in "Real Estate - Held for sale" in the Consolidated Financial Statements.

In January 1993, the Trust ceased operations at the Lake Highland Apartments in Dallas, Texas due to a change in zoning of the property. The Trust was not able to operate the property as an apartment complex in the future and, therefore, has demolished the apartment buildings. The $3.9 million carrying value of the property was charged against previously established reserves. Negotiations are ongoing to sell the land and, based on the land value under current zoning, the Trust does not anticipate incurring a loss.

In March 1993, the Trust recorded the insubstance foreclosure of Lake Point Apartments in Memphis, Tennessee and Huntington Green Apartments in West Town, Pennsylvania. Lake Point Apartments, a 540-unit complex, had an estimated fair value of $8.3 million at the date of foreclosure. In connection with this insubstance foreclosure, the Trust recorded the $6.7 million mortgage payable secured by the property. Huntington Green Apartments, an 80-unit complex, had an estimated fair value (minus estimated costs of sale) of $1.8 million at the date of foreclosure. These foreclosures resulted in no losses to the Trust in excess of previously established reserves.

In 1993, the State of Wisconsin commenced eminent domain proceedings to acquire the Pepperkorn Building, located in Manitowoc, Wisconsin, for highway development. The State of Wisconsin's initial offer was $175,000, which is being appealed by the Trust. There is no assurance that the Trust's appeal will be successful or of the amount, if any, of additional compensation that it may receive. In addition, the Trust ceased making the required monthly payments on the $1.0 million note payable issued in connection with the original 1991 acquisition of the Pepperkorn Building. The matter is presently in litigation and a tentative trial date has been scheduled for June 1995. Based on the information presently available, the Trust does not anticipate incurring any losses in excess of previously established reserves.





                     [This space intentionally left blank.]

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS

The Trust's investment in equity method partnerships consisted of the following:

                                                                                      1994                1993
                                                                                    ---------          ----------
    Sacramento Nine ("SAC 9") . . . . . . . . . . . . . . . . . . . .               $   2,179           $   2,296
    Indcon, L.P. ("Indcon") . . . . . . . . . . . . . . . . . . . . .                   8,670               9,460
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     177                  48
                                                                                    ---------           ---------
                                                                                    $  11,026           $  11,804
                                                                                    =========           =========

The Trust, in partnership with Continental Mortgage and Equity Trust ("CMET"), owns SAC 9, which currently owns two office buildings in the vicinity of Sacramento, California. The Trust has a 70% interest in the partnership's earnings, losses and distributions. The SAC 9 partnership agreement requires unanimous consent of both the Trust and CMET for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in the partnership under the equity method. At different times during 1994, three current Trustees and three former Trustees of the Trust concurrently served as trustees of CMET.

In April 1993, SAC 9 sold one of its office buildings for $1.2 million. SAC 9 received $123,000 in cash, of which the Trust's equity share was $86,000, after the payoff of an existing first mortgage with a principal balance of $685,000. SAC 9 provided $356,000 of purchase money financing. The note receivable bears interest at a rate of 9% per annum, requires monthly payments of principal and interest and matures in June 1998. SAC 9 recognized a gain of $59,000 on the sale, of which the Trust's equity share was $41,000.

In June 1993, SAC 9 sold two other of its office buildings. One was sold for $1.3 million in cash, of which the Trust's equity share was $910,000. SAC 9 recognized a gain of $437,000 on the sale, of which the Trust's equity share was $306,000. The other office building was sold for $2.0 million. SAC 9 received $1.1 million in cash, of which the Trust's equity share was $750,000, and provided $887,000 of purchase money financing. One note receivable with a principal balance of $410,000 bore interest at a variable interest rate, required monthly interest only payments and was paid in full in September 1994. A second note receivable with a principal balance of $477,000 bore interest at 10% per annum, and all principal and accrued interest were paid in October 1993. SAC 9 recognized a gain of $720,000 on the sale, of which the Trust's equity share was $504,000.

The Trust and CMET are also partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), formerly known as Adams Properties Associates, which owned 32 industrial warehouses at December 31, 1994. The Trust, as a noncontrolling partner, accounts for its investment in Indcon using the equity method.

In May 1994, Indcon sold a warehouse located in Dallas, Texas for $4.4 million in cash. Indcon received net cash of $2.2 million, of which the Trust's equity share was $871,000, after the payoff of the existing first mortgage. Indcon recognized a gain on the sale of $962,000, of which the Trust's equity share was $385,000. In connection with the sale, a brokerage commission of $26,100 was paid to Tarragon.

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

Set forth below are summarized financial data for all partnerships the Trust accounts for using the equity method (unaudited):

                                                                                      1994                  1993
                                                                                   -----------           ----------
     Real estate, net of accumulated depreciation
        ($20,222 in 1994 and $18,909 in 1993) . . . . . . . . . . . . . .          $   50,152            $   54,254
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,046                 6,574
     Notes payables . . . . . . . . . . . . . . . . . . . . . . . . . . .             (30,199)              (33,069)
     Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .                (435)               (1,309)
                                                                                   ----------            ----------
     Partners' capital  . . . . . . . . . . . . . . . . . . . . . . . . .          $   24,564            $   26,450
                                                                                   ==========            ==========

                                                                          1994             1993              1992
                                                                       ----------        ---------        ---------

     Rentals  . . . . . . . . . . . . . . . . . . . . .                 $   8,917        $   8,556        $   7,567
     Depreciation . . . . . . . . . . . . . . . . . . .                    (2,541)          (2,119)          (1,697)
     Property operations  . . . . . . . . . . . . . . .                    (3,585)          (3,520)          (2,937)
     Interest . . . . . . . . . . . . . . . . . . . . .                    (3,059)          (3,448)          (2,973)
                                                                       ----------        ---------        ---------
     (Loss) before gain (loss) on sale of real
        estate  . . . . . . . . . . . . . . . . . . . .                      (268)            (531)             (40)
     Gain (loss) on sale of real estate . . . . . . . .                       962            1,216             (100)
                                                                       ----------        ---------        ---------
     Net income (loss)  . . . . . . . . . . . . . . . .                $      694       $      685         $   (140)
                                                                       ==========       ==========         ========

NOTE 6.  INVESTMENTS IN MARKETABLE SECURITIES

At December 31, 1993, the Trust owned 54,500 shares of beneficial interest of CMET, purchased through open market transactions, at a total cost to the Trust of $250,000. In June 1994, the Trust sold 15,000 shares of beneficial interest of CMET for $210,000 and, as a result, recorded a $141,000 gain on sale of investments in the second quarter of 1994. At December 31, 1994, the market value of the remaining 39,500 shares held by the Trust was $593,000. These shares represented 1.35% of the outstanding shares of beneficial interest of CMET at such time.





                     [This space intentionally left blank.]

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  NOTES, DEBENTURES AND INTEREST PAYABLE

Notes, debentures and interest payable consisted of the following:

                                                                   1994                             1993
                                                      ---------------------------       ---------------------------
                                                       Estimated                         Estimated
                                                          Fair             Book             Fair             Book
                                                         Value            Value            Value            Value
                                                      ----------       ----------       ----------       ----------
    Notes, debentures payable . . . . . . . .         $  131,326       $  136,247       $  104,943       $  112,347
                                                      ==========                        ==========
    Interest payable  . . . . . . . . . . . .                               2,107                             1,985
    Unamortized premium/
        (discounts) . . . . . . . . . . . . .                                 (38)                               19
                                                                       ----------                        ----------
                                                                       $  138,316                        $  114,351
                                                                       ==========                        ==========

Notes payable at December 31, 1994 bear interest at rates ranging from 4.2% to 19.7% and mature from 1995 through 2022. These notes payable are nonrecourse and are collateralized by deeds of trust on real estate with a carrying value of $176.4 million.

During 1994, the Trust obtained first mortgage financing on seven Trust properties totaling $26.9 million, receiving net cash proceeds of $9.4 million after the payoff of $15.8 million in existing debt ($7.0 million of which matured in 1994). The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancings. In June 1993, the Trust obtained first mortgage financing secured by the Bayfront Apartments in the amount of $2.1 million, of which the Trust received net cash of $1.8 million from the financing proceeds. In connection with these financings, the Trust paid commissions of $103,000 to BCM and $83,000 to Tarragon, based upon the new $26.9 million mortgage loans.





                     [This space intentionally left blank.]

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  NOTES, DEBENTURES AND INTEREST PAYABLE (Continued)

These transactions are illustrated in the following table:

                                                   NEW LOAN                                    OLD LOAN
                                         ------------------------------------   ---------------------------------------
                 Refinancing Refinancing   Mortgage      Interest    Debt        Mortgage      Interest      Debt
Property            Date      Proceeds     Balance         Rate    Service (e)    Balance        Rate       Service (e)
--------         ----------  ----------  -----------     ------   -----------   ----------      ------     ------------
                                                            (in thousands)
  1994
  ----
Bay West           Jan-94   $    1,009   $     5,100       8.89%    $  42,416  $    3,843       10.50%  $    44,004
Carlyle Towers     Mar-94        2,263         4,500 (a)   9.25%       33,750       2,182        8.00%       30,830
Woodcreek CO       Mar-94        1,153         3,000 (b)   9.25%       22,500       1,738        9.50%       17,928
Lake Point         Sep-94         (309)        7,165       9.36%       61,900       6,576       10.76%       63,502
Palm Court         Nov-94        1,335         3,000       9.67%       26,562       1,417        9.50%       17,254
Prado Bay          Nov-94        2,837         3,000 (c)   9.00%       22,500           -            -            -
Plaza Hills        Dec-94        1,108         1,145 (d)  10.50%       12,789           -            -            -
                            ----------   -----------      ------    ---------  ----------       ------   ----------

                            $    9,396   $    26,910       9.28%    $ 222,417  $   15,756       10.06%   $  173,518
                            ==========   ===========      ======    =========  ==========       ======   ==========


  1993
  ----

Bayfront           Jun-93   $    1,800    $    2,100       8.99%    $  16,773  $       -            -    $       -
                            ==========    ==========      ======    =========  ==========       ======   ==========


(a) Interest accrues at the London Interbank Offering Rate ("LIBOR") plus 3.25% per annum. Future payments will equal the greater of accrued interest or $33,750 per month.
(b) Interest accrues at LIBOR plus 3.25% per annum. Future payments will equal the greater of accrued interest or $22,500 per month.
(c) Interest accrues at LIBOR plus 3% per annum, with LIBOR capped at 9% per annum. Future payments will be interest only until July 1995 and thereafter accrued interest plus principal reduction of $6,250.
(d) Interest accrues at the Bank's Base Rate, as defined in the deed of trust, plus 2% per annum. Future payments will be accrued interest plus principal reduction of $2,770 until February 1996 and thereafter accrued interest plus principal reduction of $3,075.
(e)     Debt service amounts represent average monthly debt service.

Scheduled principal payments on notes payable are due as follows:

     1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $     7,250
     1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  8,508
     1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 12,048
     1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 33,747
     1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 20,757
     Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 53,937
                                                                                                       -----------
                                                                                                       $   136,247
                                                                                                       ===========

In November 1994, the $732,000 first mortgage secured by the Sandstone Apartments, which matured in 1994, was extended to November 1996. In December 1994, the Trust modified the $3.1 million mortgage note secured by the Rancho Sorrento Business Park, which was scheduled to mature in August 1995. The modification extended the maturity by five years to August 2000 and reduced the interest rate from 10% to 9% per annum.

Also during 1994, the Trust paid in full the mortgages totaling $1.1 million secured by the Stewart Square Shopping Center and the Mountain View Shopping Center, both in Las Vegas, Nevada.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  NOTES, DEBENTURES AND INTEREST PAYABLE (Continued)

In October 1991, after determining that further investment in the Century Centre II Office Building could not be justified without a substantial modification of the mortgage debt, the property was placed in bankruptcy. A plan of reorganization (the "Plan") was filed with the bankruptcy court in March 1993 and the bankruptcy court confirmed the Plan in November 1993. The Plan reduced the interest rate on the $21 million first mortgage to 1.5% above LIBOR, which currently results in an interest rate of 7.6% per annum. The reduced interest rate was retroactively applied as of October 15, 1991. The Plan also extended the note's maturity from November 1993 to November 1995, with three consecutive one-year extension options.

In conjunction with confirmation of the Plan, in December 1993, the Trust paid the lender $1.0 million in cash for accrued and unpaid interest, 1993 property taxes and the associated closing costs. The Trust also pledged one of its properties held for sale, Stewart Square Shopping Center, as additional collateral on the first mortgage. In accordance with the terms of the Plan, the Trust has maintained a $200,000 escrow balance, held with the lender, during 1994. Additionally pursuant to the Plan, in 1993, the Trust acquired the $7.5 million second mortgage plus all accrued but unpaid interest of $1.7 million, for $300,000 cash. As a result, the Trust recognized an extraordinary gain of $8.9 million in connection with the debt modification and discounted debt purchase.

In 1992, the Trust acquired all of the general and limited partnership interest in Consolidated Capital Properties II ("CCP II") for $2.6 million. CCP II's assets included cash of $1.6 million, four apartment complexes, a partnership interest, a note receivable participation and a note receivable. In December 1993, the Trust issued Mr. John A. Doyle, Executive Vice President of the Trust, a $1.0 million convertible subordinated debenture, in exchange for the participation interest held, as consideration for his services to the Trust in connection with the acquisition of the CCP II portfolio. This debenture bears interest at a rate of 6% per annum, matures in December 1999 and is convertible into 84,615 Shares.

NOTE 8.  DISTRIBUTIONS

The Trust's Board of Trustees voted at their July 1993 meeting to resume the payment of regular quarterly distributions. The first quarterly distribution of $.10 per Share and a 10% share dividend was paid on September 1, 1993 to shareholders of record on August 16, 1993. On December 21, 1993, the Trust paid a distribution of $.10 per Share to shareholders of record on December 6, 1993.

On August 17, 1994, the Trust's Board of Trustees approved the payment of a 10% share dividend, which was paid September 21, 1994 to shareholders of record on September 1, 1994. As a result of the share dividend, an additional 282,151 shares were issued. The Trust also paid cash distributions during 1994 totaling $2.2 million or $0.67 per share.

No distributions were declared or paid in 1992.

The Trust reported to the Internal Revenue Service that 100% of the distribution paid in 1993 was taxable to Trust shareholders as ordinary income and 100% of the 1994 distribution represented a return of capital.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  ADVISORY AGREEMENT

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

On February 10, 1994, the Trust's Board of Trustees selected Tarragon to replace BCM as the Trust's advisor. Since April 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement. Mr. Friedman, President, Chief Executive Officer and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as a Director, President and Chief Operating Officer of Tarragon and Executive Vice President of the Trust. The Friedman and Doyle families together own approximately 32% of the outstanding shares of the Trust.

Basic Capital Management ("BCM") served as the Trust's advisor from March 1989 to March 31, 1994. Mr. Friedman was President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Gene Phillips, who served as a Trustee of the Trust until December 31, 1992. BCM resigned as advisor to the Trust effective March 31, 1994.

The provisions of the Trust's Advisory Agreement with Tarragon are substantially the same as those of the BCM advisory agreement except for the annual base advisory fee and the elimination of the net income fee. The Tarragon advisory agreement calls for an annual base advisory fee of $100,000 plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as net income (loss) before gains or losses from the sales of properties and debt restructurings, plus depreciation and amortization, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. Tarragon receives commissions of 1% based upon (i) acquisition cost of real estate, (ii) mortgage loans acquired, and (iii) mortgage loans obtained or refinanced. Tarragon is also entitled to receive an incentive fee equal to 10% of the amount, if any, by which sales consideration exceeds a defined amount.

Also under the advisory agreement, Tarragon is to receive reimbursement of certain expenses incurred by it in the performance of the advisory services to the Trust. Under the advisory agreement (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceeds certain limits specified in the Declaration of Trust based on the book value, net asset value and net income of the Trust during such fiscal year.

For additional information on compensation paid to Tarragon, see ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor".

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  PROPERTY MANAGEMENT

Since April 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on apartment properties and of 1.5% to 4% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of much of the property-level management services for the Trust.

From February 1, 1990 through March 31, 1994, affiliates of BCM provided, under contracts approved by the Trust's Board of Trustees, property management services to the Trust for a fee of 5% or less of the monthly gross rents collected on the properties under management. Carmel, Ltd. provided such property management services. In many cases, Carmel, Ltd. subcontracted with other entities for the provision of some of the property-level management services to the Trust at various rates (generally 4%). The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips, and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracted the property-level management and leasing of several of the Trust's commercial properties to Carmel Realty, Inc. which is owned by SWI.

NOTE 11.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to Tarragon and BCM are as follows:

                                                               Tarragon                           BCM
                                                             -----------      ---------------------------------------------
                                                                1994             1994             1993             1992
                                                             -----------      -----------      -----------      -----------
  Fees
    Advisory                                                 $       909      $       468      $     1,537       $    1,381
    Real estate and mortgage
      brokerage commissions                                          267              103               21              298
    Property management and
      leasing commissions*                                           285              112              360              270
                                                             -----------      -----------      -----------       ----------
                                                             $     1,461      $       683            1,918       $    1,949
                                                             ===========      ===========      ===========       ==========

  Cost Reimbursements                                        $       999      $       140      $       627       $      621
                                                             ===========      ===========      ===========       ==========


_______________

* Net of property management fees paid to subcontractors.

NOTE 12.  INCOME TAXES

For the years 1994, 1993 and 1992, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed. See NOTE 8. "DISTRIBUTIONS."

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  INCOME TAXES (Continued)

The Trust had a net loss for federal income tax purposes in 1994, 1993 and 1992; therefore, the Trust recorded no provision for income taxes.

The Trust's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1994, the Trust's tax basis in its net assets exceeded its basis for financial statement purposes by $55.3 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Trust will be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1994, the Trust had a tax net operating loss carryforward of $42 million expiring through 2007.

As a result of the Trust's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 13.  RENTALS UNDER OPERATING LEASES

The Trust's rental operations include the leasing of office buildings and shopping centers. The leases thereon expire at various dates through 2005. The following is a schedule of minimum future rentals on non-cancelable operating leases as of December 31, 1994:

  1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  8,019
  1996    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,657
  1997    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,343
  1998    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,425
  1999    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,081
  Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,848
                                                                                                        --------
                                                                                                        $ 33,373
                                                                                                        ========

NOTE 14.  EXTRAORDINARY GAIN

In 1993, the Trust acquired the $7.5 million second mortgage secured by its Century Center II Office Building for $300,000. In addition, the first lien holder retroactively reduced the interest rate on the debt owed by the Trust. The Trust recognized an extraordinary gain of $8.9 million in connection with the debt modification and discounted debt purchase. See NOTE 7. "NOTES, DEBENTURES AND INTEREST PAYABLE."

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Trust, together with CMET, Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the original settlement.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification"), which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994 and final court approval was entered on December 12, 1994. The effective date of the Modification is January 11, 1995.

The Modification, among other things, provided for the addition of at least three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates over the next five years. In accordance with the procedures set forth in the Modification, Irving E. Cohen, Lance Liebman, Sally Hernandez-Pinero and L. G. Schafran have been appointed to the Board. In addition, BCM, Gene E.
Phillips and William S. Friedman have agreed to pay a total of $1.2 million to the Trust, CMET, IORT and TCI, of which the Trust's share is $150,000.

Under the Modification, the Trust, CMET, IORT, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, CMET, IORT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current Board members that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new Board members appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

The Modification also terminated a number of the provisions of the Stipulation of Settlement, including the requirement that the Trust, CMET, IORT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court will retain jurisdiction to enforce the Modification.

Other litigation. The Trust is also involved in various lawsuits arising in the ordinary course of business. The Trust's management is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition.

NOTE 16.  SUBSEQUENT EVENTS

In January 1995, the Trust agreed to a modification of the terms of a $1.5 million first mortgage note receivable, secured by 4.5 acres of land (subject to a ground lease) in Dallas, Texas. The Trust released part of the land securing the loan, approximately a 15,000 square foot parcel, and in exchange the ground lease was terminated. In addition, the interest rate was increased to 18% per annum and the maturity date was shortened 20 months to January 1996.

Also in January 1995, the Trust obtained first mortgage financing on both the Cross Creek Apartments in Lexington, Kentucky and the Woodcreek Apartments in Jacksonville, Florida. The Trust received aggregate net refinancing proceeds of $1.8 million after the payoff of $3.6 million in existing debt. The remaining refinancing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancings. The Trust paid Tarragon mortgage brokerage and equity refinancing fees of $58,000 related to these refinancings, as more fully described below.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  SUBSEQUENT EVENTS (Continued)

Cross Creek Apartments secures a $2.0 million nonrecourse mortgage loan which bears interest at 9.8% per annum, calls for monthly principal and interest payments of $17,850 and matures in February 2000. Woodcreek Apartments secures a $3.8 million nonrecourse mortgage loan that bears interest at 9.7% per annum, calls for monthly principal and interest payments of $33,810 and matures in February 2005.

In February 1995, the Trust purchased the Park Side Apartments, a 39-unit apartment complex in Los Angeles, California for $376,000 in cash. In connection with acquisition, the Trust paid Tarragon a real estate commission of $3,750.

In January and February 1995, the Trust sold the remaining 39,500 shares of beneficial interest of CMET for $593,000 and recorded a gain on sale of investments of $411,200.

NOTE 17.  QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1994 and 1993 (unaudited):

                                                            First            Second            Third           Fourth
                      1994                                 Quarter           Quarter          Quarter          Quarter
-------------------------------------------------        -----------       ----------        ---------        ---------
Income      . . . . . . . . . . . . . . . . . . .         $    9,587       $    9,843        $   10,231       $   10,474
Expenses    . . . . . . . . . . . . . . . . . . .             (9,821)         (10,297)          (10,413)         (10,384)
                                                          ----------       ----------        ----------       ----------
Income (loss) before gain on sale of
 real estate  . . . . . . . . . . . . . . . . . .               (234)            (454)             (182)              90
Gain on sale of real estate . . . . . . . . . . .                  -              385                 -                -
Gain on sale of investment  . . . . . . . . . . .                  -              141                 -                -
                                                          ----------       ----------        ----------       ----------
Net income (loss) . . . . . . . . . . . . . . . .         $     (234)      $       72        $     (182)      $       90
                                                          ==========       ==========        ==========       ==========

Earnings Per Share
 Income (loss) before gain on sale of
    real estate   . . . . . . . . . . . . . . . .         $     (.07)      $     (.14)       $     (.06)      $      .03
Gain on sale of real estate . . . . . . . . . . .                  -              .12                 -                -
Gain on sale of investment  . . . . . . . . . . .                  -              .04                 -                -
                                                          ----------       ----------        ----------       ----------
Net income (loss) . . . . . . . . . . . . . . . .         $     (.07)      $      .02        $     (.06)      $      .03
                                                          ==========       ==========        ==========       ==========

Weighted average shares of beneficial
 interest used in computing earnings
 per share  . . . . . . . . . . . . . . . . . . .          3,376,103        3,310,002         3,277,642        3,245,358
                                                          ==========       ==========        ==========       ==========

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  QUARTERLY RESULTS OF OPERATIONS (Continued)


                                                            First            Second            Third             Fourth
                     1993                                  Quarter           Quarter           Quarter           Quarter
-------------------------------------------------        -----------       ----------        ---------          ---------
Income  . . . . . . . . . . . . . . . . . . . . .          $    8,530       $    8,998       $    9,286         $    9,543
Expenses  . . . . . . . . . . . . . . . . . . . .              (9,447)          (9,496)          (9,718)           (11,709)
                                                           ----------       ----------       ----------         ----------
(Loss) before gain on sale of real
 estate and extraordinary gain  . . . . . . . . .                (917)            (498)            (432)            (2,166)
Gain on sale of real estate . . . . . . . . . . .                   -              945                -                  -
Extraordinary gain  . . . . . . . . . . . . . . .                   -                -                -              8,888
                                                           ----------       ----------       ----------         ----------
Net income (loss) . . . . . . . . . . . . . . . .          $     (917)      $      447       $     (432)        $    6,722
                                                           ==========       ==========       ==========         ==========

Earnings Per Share
(Loss) before gain on sale of
 real estate and extraordinary
 gain . . . . . . . . . . . . . . . . . . . . . .          $     (.25)      $     (.14)      $     (.12)        $     (.63)
Gain on sale of real estate . . . . . . . . . . .                   -              .27                -                  -
Extraordinary gain  . . . . . . . . . . . . . . .                   -                -                -               2.60
                                                           ----------       ----------       ----------         ----------
Net income (loss) . . . . . . . . . . . . . . . .          $     (.25)      $      .13       $     (.12)        $     1.97
                                                           ==========       ==========       ==========         ==========

Weighted average shares of beneficial
 interest used in computing earnings
 per share  . . . . . . . . . . . . . . . . . . .           3,632,498        3,512,362        3,486,562          3,423,022
                                                           ==========       ==========       ==========         ==========

Fourth quarter results include a charge against earnings of $1.4 million to provide for estimated losses on one of the Trust's properties held for sale and one of the Trust's first lien notes receivable. In addition, $1.0 million was charged to operations in the fourth quarter in connection with the issuance of a $1.0 million convertible subordinated debenture in exchange for the buyout of the CCP II profit participation. See NOTE 7. "NOTES, DEBENTURES AND INTEREST PAYABLE."



                     [This space intentionally left blank.]

                                                                   SCHEDULE  III
                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994


                                                                COST (3)
                                                               CAPITALIZED
                                                               SUBSEQUENT    GROSS AMOUNTS OF WHICH CARRIED
                                        INITIAL COST TO TRUST      TO                AT END OF YEAR
                                        --------------------- ACQUISITION    ------------------------------
                                                BUILDINGS AND ------------         BUILDINGS AND
DESCRIPTION               ENCUMBRANCES  LAND    IMPROVEMENTS  IMPROVEMENTS   LAND  IMPROVEMENTS   TOTAL (1)
-----------               ------------  ----    ------------- ------------   ----  -------------  ---------
                                                   (DOLLARS IN THOUSANDS)
PROPERTIES HELD FOR INVESTMENT

Apartments
----------

Bayfront  . . . . . . . . . $  2,066    $  457    $  2,052       $  414     $  457    $ 2,466      $ 2,923
  Houston, TX
Bay West  . . . . . . . . .    5,047       891       3,566          160        891      3,726        4,617
  Bradenton, FL
Bryan Hill  . . . . . . . .    2,216       447       1,803            -        447      1,803        2,250
  Bethany, OK
Carlyle Towers  . . . . . .    4,369       559       5,939          202        559      6,141        6,700
  Southfield, MI
Cornell . . . . . . . . . .    1,541       822       1,183           17        822      1,200        2,022
  Los Angeles, CA
Creekwood . . . . . . . . .    2,223       532       2,127          (72)       532      2,055        2,587
  Altamonte, FL
Crosscreek  . . . . . . . .      964       221         883           13        221        896        1,117
  Lexington, KY
Diamond Loch  . . . . . . .    1,883       380       2,791          368        380      3,159        3,539
  North Richland Hills, TX
Dunhill/Devonshire  . . . .        -       429       1,718         (696)       173      1,278        1,451
  Denver, CO
Fenway Hall . . . . . . . .    1,349       461       1,460            -        461      1,460        1,921
  Los Angeles, CA
Flannery House  . . . . . .      582       897       2,608          570        897      3,178        4,075
  Baton Rouge, LA
Forest Oaks . . . . . . . .    3,329       691       2,685            -        691      2,685        3,376
  Lexington, KY
Heather Hills . . . . . . .   16,087       643      14,562        4,657        765     19,097       19,862
  Temple Hills, MD
Huntington Green  . . . . .        -       446       1,336          112        446      1,448        1,894
  West Town, PA
Kirklevington . . . . . . .    2,483       490       1,961          147        490      2,108        2,598
  Lexington, KY
Lake Point  . . . . . . . .    7,152     2,075       6,225           66      2,075      6,291        8,366
  Memphis, TN
Mariposa  . . . . . . . . .      785       225         901            7        225        908        1,133
  Los Angeles, CA
Martins Landing . . . . . .    4,571     1,038       4,201            -      1,038      4,201        5,239
  Lakeland, FL
Palm Court  . . . . . . . .    3,000       599       2,393          124        599      2,517        3,116
  North Miami, FL

                                                                     LIFE ON WHICH
                                                                     DEPRECIATION
                                                                       IN LATEST
                                                                       STATEMENT
                             ACCUMULATED        DATE OF      DATE    OF OPERATIONS
DESCRIPTION                  DEPRECIATION    CONSTRUCTION  ACQUIRED   IS COMPUTED
-----------                  ------------    ------------  --------  -------------
                                           (DOLLARS IN THOUSANDS)
PROPERTIES HELD FOR INVESTMENT

Apartments
----------

Bayfront  . . . . . . . . .    $   676          1971        Feb-87    5 - 40 years
  Houston, TX
Bay West  . . . . . . . . .        242          1974        Nov-92    5 - 40 years
  Bradenton, FL
Bryan Hill  . . . . . . . .          3          1970        Nov-94    5 - 40 years
  Bethany, OK
Carlyle Towers  . . . . . .      1,125          1970        Nov-88    5 - 40 years
  Southfield, MI
Cornell . . . . . . . . . .        151          1929        Apr-90    5 - 40 years
  Los Angeles, CA
Creekwood . . . . . . . . .        111          1973        Nov-92    5 - 40 years
  Altamonte, FL
Crosscreek  . . . . . . . .         53          1966        Nov-92    5 - 40 years
  Lexington, KY
Diamond Loch  . . . . . . .        789          1978        Oct-85    5 - 40 years
  North Richland Hills, TX
Dunhill/Devonshire  . . . .        315          1969        Mar-89    5 - 40 years
  Denver, CO
Fenway Hall . . . . . . . .        174          1929        Apr-90    5 - 40 years
  Los Angeles, CA
Flannery House  . . . . . .        949          1922        Mar-84    5 - 40 years
  Baton Rouge, LA
Forest Oaks . . . . . . . .         18          1971        Nov-94    5 - 40 years
  Lexington, KY
Heather Hills . . . . . . .      6,167          1976        May-86    5 - 40 years
  Temple Hills, MD
Huntington Green  . . . . .         77          1963        Mar-93    5 - 40 years
  West Town, PA
Kirklevington . . . . . . .        125          1975        Nov-92    5 - 40 years
  Lexington, KY
Lake Point  . . . . . . . .        283          1974        May-93    5 - 40 years
  Memphis, TN
Mariposa  . . . . . . . . .          6          1924        Sep-94    5 - 40 years
  Los Angeles, CA
Martins Landing . . . . . .          8          1973        Nov-94    5 - 40 years
  Lakeland, FL
Palm Court  . . . . . . . .        352          1971        Oct-89    5 - 40 years
  North Miami, FL

                                                                   SCHEDULE  III
                                                                     (Continued)
                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994


                                                                  COST  (3)
                                                                 CAPITALIZED
                                                                 SUBSEQUENT             GROSS AMOUNTS OF WHICH CARRIED
                                         INITIAL COST TO TRUST       TO                          AT END OF YEAR
                                        -----------------------  ACQUISITION      ------------------------------------
                                                  BUILDINGS AND  ------------               BUILDINGS AND
DESCRIPTION             ENCUMBRANCES    LAND      IMPROVEMENTS   IMPROVEMENTS     LAND      IMPROVEMENTS      TOTAL(1)
-----------             ------------    ----     --------------  ------------     ----      ------------      --------
                                                       (DOLLARS IN THOUSANDS)


PROPERTIES HELD FOR INVESTMENT

Apartments  (Continued)
-----------

Park Dale . . . . . .      1,312          354         1,416            68           531        1,307           1,838
  Dallas, TX
Pheasant Pointe . . .      5,887          810         8,073           159           789        8,253           9,042
  Sacramento, CA
Pinecrest . . . . . .      8,530        3,612         8,427         5,155         3,612       13,582          17,194
  Ft. Lauderdale, FL
Plaza Hills . . . . .      1,145          253         1,195           261           253        1,456           1,709
  Kansas City, MO
Prado Bay . . . . . .      3,000          614         3,482           611           614        4,093           4,707
  North Bay Village, FL
Sandstone . . . . . .        732          619         1,444           906           619        2,350           2,969
  Denver, CO
Spring Pines  . . . .          -          371         1,486            35           371        1,521           1,892
  Houston, TX
Summit on the Lake  .      3,672          895         3,582             3           895        3,585           4,480
  Ft. Worth, TX
Woodcreek . . . . . .      2,962          913         3,193          (718)          690        2,698           3,388
  Denver, CO
Woodcreek . . . . . .      2,575          472         4,976           754           451        5,751           6,202
  Jacksonville, FL
Woodlake Run  . . . .          -          752             92            -           752           92             844
  Ft. Worth, TX

Office Buildings
----------------

Century Center II . .     21,000        7,098        29,869        (5,616)        5,321       26,030          31,351
  San Mateo, CA
Emerson Center  . . .      4,030          131         8,781        (1,087)        1,048        6,777           7,825
  Atlanta, GA
NW O'Hare . . . . . .      1,352        1,990         7,965        (2,492)        1,104        6,359           7,463
  Des Plaines, IL
Rancho Sorrento . . .      3,131        1,251        12,901        (1,805)          968       11,379          12,347
  San Diego, CA


                                                                              LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                IN LATEST
                                                                                STATEMENT
                        ACCUMULATED      DATE OF             DATE             OF OPERATIONS
DESCRIPTION             DEPRECIATION   CONSTRUCTION        ACQUIRED            IS COMPUTED
-----------             ------------   ------------        --------            -----------
                                         (DOLLARS IN THOUSANDS)
PROPERTIES HELD FOR INVESTMENT

Apartments  (Continued)
-----------
Park Dale . . . . . .            122      1975               Dec-91             5 - 40 years
  Dallas, TX
Pheasant Pointe . . .          2,047      1985               Sep-86             5 - 40 years
  Sacramento, CA
Pinecrest . . . . . .          1,355      1965               Jul-90             5 - 40 years
  Ft. Lauderdale, FL
Plaza Hills . . . . .            206      1967               Oct-91             5 - 40 years
  Kansas City, MO
Prado Bay . . . . . .            467      1966               Oct-90             5 - 40 years
  North Bay Village, FL
Sandstone . . . . . .            265      1969               Mar-90             5 - 40 years
  Denver, CO
Spring Pines  . . . .            323      1964               Feb-88             5 - 40 years
  Houston, TX
Summit on the Lake  .             76      1986               Mar-94             5 - 40 years
  Ft. Worth, TX
Woodcreek . . . . . .            884      1980               Aug-86             5 - 40 years
  Denver, CO
Woodcreek . . . . . .          1,732      1975               Nov-86             5 - 40 years
  Jacksonville, FL
Woodlake Run  . . . .              -      1970               Dec-94             5 - 40 years
  Ft. Worth, TX

Office Buildings
----------------

Century Center II . .          7,467      1986               Nov-86             5 - 40 years
  San Mateo, CA
Emerson Center  . . .          3,116      1974               Jul-86             5 - 40 years
  Atlanta, GA
NW O'Hare . . . . . .          2,695      1972               Apr-86             5 - 40 years
  Des Plaines, IL
Rancho Sorrento . . .          3,682      1980               May-86             5 - 40 years
  San Diego, CA


                                                                   SCHEDULE  III
                                                                     (Continued)
                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994


                                                                  COST  (3)
                                                                 CAPITALIZED
                                                                 SUBSEQUENT             GROSS AMOUNTS OF WHICH CARRIED
                                         INITIAL COST TO TRUST       TO                          AT END OF YEAR
                                        -----------------------  ACQUISITION      ------------------------------------
                                                  BUILDINGS AND  ------------               BUILDINGS AND
DESCRIPTION             ENCUMBRANCES    LAND      IMPROVEMENTS   IMPROVEMENTS     LAND      IMPROVEMENTS      TOTAL(1)
-----------             ------------    ----     --------------  ------------     ----      ------------      --------
                                                       (DOLLARS IN THOUSANDS)
PROPERTIES HELD FOR INVESTMENT

Shopping Centers
----------------

Emerson Center  . . .      1,245            -           363             -             -            363           363
  Atlanta, GA
K-Mart  . . . . . . .      1,323          571         1,333             -           571          1,333         1,904
  Charlotte, NC
K-Mart  . . . . . . .      1,145          802         1,871             -           802          1,871         2,673
  Kansas City, MO
K-Mart Plaza  . . . .      1,515          689         1,608             -           689          1,608         2,297
  Temple Terrace, FL
K-Mart  . . . . . . .      1,195          497         1,159             -           497          1,159         1,656
  Thomasville, GA
Lakeview Centre . . .        236          513         2,050           347           341          2,569         2,910
  Manitowoc, WI
Midland Plaza . . . .        297          321           748             -           321            748         1,069
  Midland, MI
Midway Mills  . . . .      2,988          588         2,365         1,308         1,227          3,034         4,261
  Carrollton, TX
Northside Center  . .      2,103        1,591         3,712            57         1,591          3,769         5,360
  Gainsville, FL
Southgate . . . . . .      1,385          578          2,430           80           602          2,486         3,088
  Waco, TX               -------       ------        -------       ------        ------        -------       -------

                         132,407       38,588        174,915        4,115        36,828        180,790       217,618
                         -------       ------        -------       ------        ------        -------       -------

                                                                              LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                IN LATEST
                                                                                STATEMENT
                        ACCUMULATED      DATE OF             DATE             OF OPERATIONS
DESCRIPTION             DEPRECIATION   CONSTRUCTION        ACQUIRED            IS COMPUTED
-----------             ------------   ------------        --------            -----------
                                         (DOLLARS IN THOUSANDS)
PROPERTIES HELD FOR INVESTMENT

Shopping Centers
----------------

Emerson Center  . . .          78          1974            Jul-86              5 - 40 years
  Atlanta, GA
K-Mart  . . . . . . .         102          1977            Dec-91              5 - 40 years
  Charlotte, NC
K-Mart  . . . . . . .         143          1977            Dec-91              5 - 40 years
  Kansas City, MO
K-Mart Plaza  . . . .         122          1979            Dec-91              5 - 40 years
  Temple Terrace, FL
K-Mart  . . . . . . .          88          1974            Dec-91              5 - 40 years
  Thomasville, GA
Lakeview Centre . . .         767          1968            Apr-87              5 - 40 years
  Manitowoc, WI
Midland Plaza . . . .          57          1976            Dec-91              5 - 40 years
  Midland, MI
Midway Mills  . . . .         570          1986            Oct-91              5 - 40 years
  Carrollton, TX
Northside Center  . .         304          1977            Dec-91              5 - 40 years
  Gainsville, FL
Southgate . . . . . .         240          1959            Jul-91              5 - 40 years
  Waco, TX                 ------

                           38,532
                           ------





                     [This space intentionally left blank.]

                                                                   SCHEDULE III
                                                                    (Continued)

                         NATIONAL INCOME REALTY TRUST
                     REAL ESTATE ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1994


                                                                   COST (3)
                                                                 CAPITALIZED
                                                                 SUBSEQUENT           GROSS AMOUNTS OF WHICH CARRIED
                                         INITIAL COST TO TRUST       TO                       AT END OF YEAR
                                        -----------------------  ACQUISITION      ------------------------------------
                                                  BUILDINGS AND  ------------               BUILDINGS AND
DESCRIPTION             ENCUMBRANCES    LAND      IMPROVEMENTS   IMPROVEMENTS     LAND      IMPROVEMENTS      TOTAL(1)
-----------             ------------    ----     --------------  ------------     ----      ------------      --------
                                                       (DOLLARS IN THOUSANDS)
PROPERTIES HELD FOR SALE

Shopping Centers
----------------

KMart . . . . . . . .      1,820          451         1,808             -           451          1,808           2,259
  Indianapolis, IN
Mountain View . . . .          -          118           578           227           140            783             923
  Las Vegas, NV
Stewart Square  . . .          -          294         1,460           612           294          2,072           2,366
  Las Vegas, NV
Times Square  . . . .          -          125           499            13           125            512             637
  Lubbock, TX

Other
-----

Pepperkorn  . . . . .      1,020          300           928             -           300            928           1,228
  Manitowoc, WI
Snyder Residence  . .          -            -            39             -             -             39              39
  Gilbert, AZ
Orangeburg, SC  . . .          -          123             -             -           123              -             123
Lake Highlands (2)  .          -          737         3,782        (4,349)          170              -             170
  Dallas, TX            --------      -------      --------       -------       -------       --------        --------


                           2,840        2,148         9,094        (3,497)        1,603          6,142           7,745
                        --------      -------      --------       -------       -------       --------        --------

                        $135,247      $40,736      $184,009       $   618       $38,431       $186,932         225,363
                        ========      =======      ========       =======       =======       ========
Allowance for
   estimated losses .                                                                                             (700)
                                                                                                              --------
                                                                                                              $224,663
                                                                                                              ========

                                                                              LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                IN LATEST
                                                                                STATEMENT
                        ACCUMULATED      DATE OF             DATE             OF OPERATIONS
DESCRIPTION             DEPRECIATION   CONSTRUCTION        ACQUIRED            IS COMPUTED
-----------             ------------   ------------        --------            -----------
                                         (DOLLARS IN THOUSANDS)
PROPERTIES HELD FOR SALE

Shopping Centers
----------------

KMart . . . . . . . .             5      1974                 Dec-94            5 - 40 years
  Indianapolis, IN
Mountain View . . . .           187      1971                 Oct-87            5 - 40 years
  Las Vegas, NV
Stewart Square  . . .           549      1971                 Oct-87            5 - 40 years
  Las Vegas, NV
Times Square  . . . .            77      1985                 Jul-89            5 - 40 years
  Lubbock, TX

Other
-----

Pepperkorn  . . . . .            77                           Jul-91            5 - 40 years
  Manitowoc, WI
Snyder Residence  . .             -
  Gilbert, AZ
Orangeburg, SC  . . .             -       N/A                 Jun-89                     N/A
Lake Highlands (2)  .             -      1965                 Jun-86            5 - 40 years
  Dallas, TX
                            -------
                                895
                            -------
                            $39,427
                            =======

___________________________
(1)      The aggregate cost for federal income tax purposes is $217,348.
(2)      Basis charged against reserve previously provided.
(3) Represents property improvements and write-down of properties to estimated net realizable value.

                                                                    SCHEDULE III
                                                                     (Continued)



                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION




                                                                1994             1993             1992
                                                            ------------     ------------     ------------
                                                                        (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1, . . . . . . . . . . . . . . . . .      $  209,072        $  199,127       $  191,562

   Additions
      Acquisitions and improvements   . . . . . . . . .          18,221             2,835           15,390
      Foreclosures  . . . . . . . . . . . . . . . . . .           3,384            10,118               91
   Deductions
      Sales   . . . . . . . . . . . . . . . . . . . . .               -            (1,056)          (1,083)
      Deeds given in lieu of foreclosure  . . . . . . .               -                 -           (1,648)
      Write-downs due to permanent impairment   . . . .          (5,314)           (1,952)          (5,185)
                                                             ----------        ----------       ----------

Balance at December 31, . . . . . . . . . . . . . . . .      $  225,363        $  209,072       $  199,127
                                                             ==========        ==========       ==========

Reconciliation of Accumulated Depreciation

Balance at January 1, . . . . . . . . . . . . . . . . .      $   35,828        $   31,244       $   27,582

   Additions
      Depreciation  . . . . . . . . . . . . . . . . . .           4,992             4,639            3,982
   Deductions
      Sale of real estate   . . . . . . . . . . . . . .               -               (55)            (320)
      Write-off due to permanent impairment   . . . . .          (1,393)                -                -
                                                             ----------        ----------       ----------

Balance at December 31, . . . . . . . . . . . . . . . .      $   39,427        $   35,828       $   31,244
                                                             ==========        ==========       ==========


                                                                     SCHEDULE IV
                          NATIONAL INCOME REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1994

                                                                                                                Principal Amount of
                                                                                                  Carrying       Loans Subject to
                            Interest   Maturity                            Prior  Face Amount     Amounts      Delinquent Principal
       Description            Rate       Date    Periodic Payment Terms    Liens  of Mortgage  of Mortgage(1)      or Interest
-------------------------   --------   --------  ----------------------    -----  -----------  --------------  --------------------
                                                                                          (dollars in thousands)
FIRST MORTGAGE LOANS

Jackson Square               5.70%      Dec-95   Monthly payments of       $   -   $ 8,000       $ 8,568         $   -
--------------                                   interest only of the
$8.0 million construction                        lesser of $39,583 or
loan secured by a                                net cash flow.
shopping center in
Jackson, MS.

Greentree Village           10.00%      May-96   Monthly payments of           -     3,625         3,575             -
-----------------                                interest only at 10%
$3.6 million mortgage         to                 through April 1991,
loan secured by a         Prime + 2%             10.5% through April 1994;
shopping center                                  2% in excess of the
in Flagstaff, AZ.                                Citibank, N.A. reference
                                                 rate not in excess of
                                                 13.5% through April 1996.

Sherwood Trust              15.00%      Sep-97   Monthly payments of           -     1,400         1,539             -
--------------                                   interest only at 12%.
$1.4 million mortgage
secured by 4.5 acres
of land in Dallas, TX.

Casa Bonita                 18.00%      Jun-88   Monthly payments of           -     1,000           943           943
-----------                                      interest only.
$1 million mortgage
secured by apartments
in Paris, TX.

Pioneer Office Bldg.         7.50%      Apr-97   Monthly payments of           -       550           550             -
--------------------                             interest at 7.5% through
$.6 million mortgage          to                 April 1994; 8.5% through
secured by office            9.50%               April 1995; 9.5%
building in Milwaukee,                           thereafter to maturity.
WI.

Other Residential            7.50%      Nov-07   Monthly payments of           -       220           206             -
-----------------             to          to     principal and interest.
3 mortgage loans            11.00%      Nov-16
secured by single-
family homes located
in AZ.

                                                                     SCHEDULE IV
                                                                     (Continued)
                          NATIONAL INCOME REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1994

                                                                                                                Principal Amount of
                                                                                                   Carrying       Loans Subject to
                          Interest Maturity                                  Prior  Face Amount    Amounts     Delinquent Principal
       Description          Rate     Date         Periodic Payment Terms     Liens  of Mortgage of Mortgage(1)     or Interest
------------------------- -------- --------  ------------------------------ ------- ----------- -------------- --------------------
                                                                                       (dollars in thousands)
WRAPAROUND MORTGAGE LOANS

K-Mart, Fairbault           7.58%   Jan-03   Monthly payments of principal    $ 1,045   $ 2,600     $   276         $  276
-----------------                            and interest.
$2.6 million mortgage
loan secured by shopping
center in Fairbault, MN.

JUNIOR MORTGAGE LOANS

Villa Maria                14.00%   Nov-95   Monthly interest only payments     2,000       230         256            256
-----------                                  of $2,683.
$230,000 mortgage loan
secured by retirement
center in Tuscon, AZ.

PARTICIPATION INTEREST

Creekwood                  10.25%   Nov-95   Monthly principal and interest   $ 1,822   $ 1,000     $   400         $    -
---------                                    payments of $4,525.
$1 million participation
in note secured by
apartments in Altamonte
Springs, FL.
                                                                              -------   -------     -------         ------
                                                                              $ 4,867   $18,625      16,313         $1,475
                                                                              =======   =======                     ======

Interest receivable                                                                                     111

Deferred gains                                                                                         (153)
                                                                                                    -------

                                                                                                     16,271

Allowance for estimated losses                                                                       (6,274)
                                                                                                    -------

                                                                                                    $ 9,997
                                                                                                    =======

_______________________
(1)  The aggregate cost for federal income tax purposes is $16,420.

                                                                     SCHEDULE IV
                                                                     (Continued)



                          NATIONAL INCOME REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE



                                                                                      1994             1993             1992
                                                                                   ----------       ----------       ----------
                                                                                             (dollars in thousands)
Balance at January 1, . . . . . . . . . . . . . . . . . . . . . . . . .            $   19,416       $   30,765       $   28,800

  Additions
      Fundings and acquisitions of notes receivable   . . . . . . . . .                     -              329            3,844
      Notes from sales of foreclosed properties   . . . . . . . . . . .                     -                -              550
      Amortization of discount  . . . . . . . . . . . . . . . . . . . .                     -                7               31
      Accrued interest shortfall and participation  . . . . . . . . . .                    50               47               66
  Deductions
      Collections of principal  . . . . . . . . . . . . . . . . . . . .                (1,841)          (2,431)          (2,156)
      Foreclosures  . . . . . . . . . . . . . . . . . . . . . . . . . .                  (727)          (9,301)            (289)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (585)(1)            -              (81)
                                                                                   ----------       ----------       ----------

Balance at December 31, . . . . . . . . . . . . . . . . . . . . . . . .            $   16,313       $   19,416       $   30,765
                                                                                   ==========       ==========       ==========

(1) Note receivable carrying value in excess of sales price. Remaining amount reclassed to other assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K filed May 26, 1994, and amended by Form 8-K/A on June 3, 1994, on May 19, 1994, the Trust's Board of Trustees selected Arthur Andersen LLP to serve the Trust as its independent accountant to audit the Trust's financial statements for the year ended December 31, 1994. BDO Seidman served as the independent accountant previously engaged as the principal accountant to audit the financial statements of the Trust for the year ended December 31, 1993. The failure of the Board of Trustees to select BDO Seidman as the Trust's independent accountant to audit the financial statements for the year ending December 31, 1994 constituted BDO Seidman being "dismissed" (as such term is used in Item 304 of Regulation S-K).

BDO Seidman's report on the Trust's financial statements for the year ended December 31, 1993 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the year BDO Seidman served as independent accountants to audit the financial statements of the Trust for the year ended December 31, 1993, and thereafter through the date hereof, the Trust has not had any disagreement with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of BDO Seidman, would have caused BDO Seidman to make reference to the subject matter of the disagreement in connection with its report.

                     ______________________________________

PART III


ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Trustees

The affairs of National Income Realty Trust (the "Trust" or the "Registrant") are managed by an 8-member Board of Trustees. The Trustees are elected at the annual meeting of shareholders or appointed by the incumbent Board of Trustees and serve until the next annual meeting of shareholders or until a successor has been elected or approved.

On May 4, 1994, the Trust, together with CMET, IORT and TCI, entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification"), which settled subsequent claims of breaches of the settlement which were asserted by plaintiffs and modified certain provisions of a 1990 settlement of the action styled Olive, et al v. National Income Realty Trust, et al (the "Olive Case"). The original settlement, approved April 23, 1990 by the Court, related to the operation and management of each of the entities. The Modification was preliminarily approved by the court on July 1, 1994 and final court approval was entered on December 12, 1994. The effective date of the Modification is January 11, 1995.

The Modification, among other things, provided for the resignation of certain Trustees, the addition of at least three new, unaffiliated members to be appointed to the Trust's Board of Trustees, and set forth new requirements for approval of any transactions with affiliates over the next five years. Under the Modification, the Trust, the other entities, and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust and other entities also agreed to waive any demand requirement for plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees   (Continued)

that any shares of the Trust held by Mr. Friedman or his affiliates shall be voted (i) in favor of the re-election of all current Board members that stand for re-election during the two calendar years following January 11, 1995, the effective date of the Modification, and (ii) in favor of all new Board members appointed pursuant to the terms of the Modification that stand for re-election during the three calendar years following January 11, 1995. The Modification also terminated a number of provisions of the original Stipulation of Settlement, including the requirement that the Trust or the other entities maintain a Related Party Transaction Committee and a Litigation Committee of the Board (see "Board Committees" below).

In anticipation of the effectiveness of the Modification, the Trust did not hold an Annual Meeting of Shareholders in 1994. John A. Doyle (a Trustee since February 1994) resigned as a Trustee in April 1994, Ted. P. Stokely (a Trustee since April 1990) resigned as a Trustee in August 1994, A. Bob Jordan (a Trustee since October 1992) resigned as a Trustee in June 1994, Bennett B. Sims (a Trustee since April 1990) resigned as a Trustee in August 1994, Willie
K. Davis (a Trustee since October 1988) retired as a Trustee in March 1995, and Geoffrey C. Etnire (a Trustee since January 1993) ceased to be a Trustee in March 1995. Carl B. Weisbrod (a Trustee since February 1994) was elected Chairman of the Board on March 9, 1995, to replace William S. Friedman, who remains as President, Chief Executive Officer and Trustee of the Trust. During the period from May 1994 to March 1995, the Board appointed four new, independent Trustees to replace a number of those who resigned and the number of members of the Board of Trustees was decreased from ten at December 31, 1993, to eight at March 31, 1995. Independent Trustees appointed are Irving E. Cohen (June 1994), Lance Liebman (March 1995), Sally Hernandez-Pinero (May
1994), and L. G. Schafran (March 1995). Messrs. Friedman, Johnston, Schrag and Weisbrod have continued as Trustees.

The Trustees of the Trust are listed below, together with their ages, terms of service, all positions and offices with the Trust, Tarragon or BCM, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Trustee, means that the Trustee is an officer, director or employee of Tarragon or an officer or employee of the Trust. The designation "Independent", when used below with respect to a Trustee, means that the Trustee is neither an officer or employee of the Trust nor a director, officer or employee of Tarragon, although the Trust may have certain business or professional relationships with such Trustee as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."

IRVING E. COHEN:  Age 48, Trustee (Independent) (since June 1994).

         Managing Director, CPR Group, a real estate consulting company (since
         1994); Managing Partner, Fuller Corporate Realty Partners (from 1990 to 1994); Director of Real Estate Consulting Services, Price Waterhouse (from 1989 to 1990); Special Advisor (from 1988 to 1989) and Trustee (from 1985 to 1989), Mellon Participating Mortgage Trust; and Executive Vice President, E.F. Hutton Properties, Inc. (from 1983 to 1987).

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees   (Continued)

WILLIAM S. FRIEDMAN:  Age 51, Trustee (Affiliated).

         Trustee (since March 1988), Chief Executive Officer (since December
         1993), President (since December 1988), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989) and Acting Principal Financial and Accounting Officer (December 1988 to August 1989) of the Trust and VPT; Trustee or Director (March 1988 to February 1994), Chief Executive Officer (December 1993 to February
         1994), President (December 1988 to February 1994), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989) and Acting Principal Accounting Officer (December 1988 to August 1989) of CMET, IORT and TCI; Director and Chief Executive Officer (since December 1990) of Tarragon; President (February 1989 to March 1993) and Director (February to December 1989) of BCM; General Partner (1987 to March 1994) of Syntek Asset Management, L.P. ("SAMLP"), which is the General Partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"); Director and President (March 1989 to February 1994)) and Secretary (March 1989 to December
         1990) of Syntek Asset Management, Inc. ("SAMI"), the Managing General Partner of SAMLP and a corporation owned by BCM; President (1982 to October 1990) of Syntek Investment Properties, Inc. ("SIPI"), which has invested in, developed and syndicated real estate through its subsidiaries and other related entities since 1973; Director and President (1982 to October 1990) of Syntek West, Inc. ("SWI"); Vice President (1984 to October 1990) of Syntek Finance Corporation; Director (1981 to December 1992), President (July 1991 to December
         1992), Vice President and Treasurer (January 1987 to July 1991) and Acting Chief Financial Officer (May 1990 to February 1991) of American Realty Trust, Inc. ("ART"); practicing Attorney (since 1971); Director and Treasurer (November 1989 to February 1991) of Carmel Realty Services, Inc. ("CRSI"); Limited Partner (January 1991 to December
         1992) of Carmel Realty Services, Ltd. ("Carmel, Ltd.").

SALLY HERNANDEZ-PINERO:  Age 42, Trustee (Independent) (since May 1994).

         Of Counsel, Kalkines, Arky, Zall and Bernstein (since October 1994); Chairwoman (February 1992 to April 1994) New York City Housing Authority; Deputy Mayor (January 1990 to February 1992) for Finance and Economic Development, City of New York; Commissioner/Chairwoman of the Board of Directors (February 1988 to December 1989) Financial Services Corporation of New York City; Member of the Board of Directors (since July 1994) of Consolidated Edison; Member of the Board of Directors (since April 1994) of Dime Savings Bank; Attorney at Law (since 1978).

DAN L. JOHNSTON: Age 56, Trustee (Independent) (April 1990 to June 1990 and since February 1991).

         Partner in Johnston, Kaplan and Lombardi (since 1995); Attorney in solo practice, New York, New York (since 1991); Director (since 1992) of the Complex Drug Investigation and Prosecution Project for the Jefferson Institute for Justice Studies; Chief Counsel, Subcommittee on Criminal Justice, U.S. House of Representatives (June 1990 to January 1991); Executive Director (1986 to 1990) of Prosecuting Attorneys' Research Council, a nationwide organization of metropolitan prosecutors which acts to further research to improve the prosecutorial function; Consultant (February 1985 to June 1990) to the Edna McConnell Clark Foundation, which supports efforts of District Attorneys to reduce jail and prison overcrowding; Member (October 1987 to June 1990) of the Civilian Complaint Review

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees   (Continued)

         Board of the New York City Police Department; Director or Trustee (April 1990 to June 1990 and from February 1991 to January 1995) of CMET, IORT and TCI; and Trustee (since December 1992) of VPT.

LANCE LIEBMAN:  Age 53, Trustee (Independent) (since March 1995).

         Dean and Lucy G. Moses Professor of Law (since 1991) Columbia Law School, New York City; Professor of Law (1976 to 1991) and Associate Dean (1981 to 1984) Harvard Law School; Lecturer on Law (1990) Tokyo University Law Faculty, Japan; Director, Greater New York Insurance Co. (both mutual and stock companies) (since 1991); Attorney at Law (since 1967).

L. G. SCHAFRAN:  Age 56, Trustee (Independent) (since March 1995).

         Director (since 1993), Chairman of the Executive Committee, The Dart Group (inclusive of the Dart Group Corporation, Truck Auto Corporation and Crown Brooks Corporation) (since 1995); Managing General Partner (since 1984) L.G. Schafran & Associates, a real estate investment and development firm in New York City; Director, Publicker Industries (since 1986) NYSE; Capsule Holdings Corp. (since 1986) NYSE; Oxigene, Inc. (since 1993) OTC; and Director (since 1993) Glasstech, OTC.

RAYMOND V.J. SCHRAG:  Age 49, Trustee (Independent) (since October 1988).

         Attorney, New York, New York (since 1975); Trustee (1986 to December
         1989) of Hidden Strength Mutual Funds; Trustee (since October 1988) of VPT; and Director or Trustee (from October 1988 to August 1994) of CMET, IORT and TCI.

CARL B. WEISBROD:  Age 50, Trustee (Independent) (since February 1994).

         President, Alliance for Downtown New York, Inc. (since 1994); Trustee (since February 1994) of VPT; President and Chief Executive Officer (April 1990 to 1994) of New York City Economic Development Corporation; President (May 1987 to April 1990) of 42nd Street Development Project, Inc., a subsidiary of the New York State Urban Development Corporation; Executive Director (March 1986 to May 1987) of Department of City Planning of the City of New York; and Executive Director (July 1984 to March 1986) of City Volunteer Corps of the City of New York.

Litigation and Claims Involving Mr. Friedman Related to Southmark Corporation

Until January 1989, William S. Friedman, the President, Chief Executive Officer and a Trustee of the Trust, was an executive officer and director of Southmark Corporation ("Southmark"), serving as Vice Chairman of the Board (since 1982), Director (since 1980) and Secretary (since 1984) of Southmark. As a result of a deadlock on Southmark's Board of Directors, Mr. Friedman and Gene E. Phillips (who served as Trustee of the Trust until December 31, 1992) reached a series of related agreements (later modified) with Southmark on January 17, 1989 (collectively, the "Separation Agreement"), whereby Messrs. Friedman and Phillips resigned their position with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989. Subsequent to the filing

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees (Continued)

of the Southmark bankruptcy, several lawsuits were filed against Southmark, its former officers and directors (including Mr. Friedman) and others, alleging, among other things, that such persons and entities misrepresented the financial condition of Southmark. Mr. Friedman denied all of such allegations. Those lawsuits in which Mr. Friedman was also a defendant were settled or dismissed in 1993. The Trust was not a defendant in any of such lawsuits.

San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. The Office of Thrift Supervision ("OTS") also conducted a formal investigation of SJSA and its affilitates. During late November 1994, Mr. Friedman entered into certain agreements with the RTC and OTS settling all claims relating to his involvement with SJSA. Pursuant to such arrangements, Mr. Friedman and certain other respondents (including Mr. Phillips) agreed to pay restitution in the amount of $20 million. Mr. Friedman consented to an order prohibiting him from participating in the conduct of the affairs of an insured depository institution without the prior written approval of the Director of OTS, and agreed to submit certain information to the OTS on a periodic basis. Such arrangements constitute an order limiting Mr. Friedman from engaging in a type of business practice.

Board Committees

The Trust's Board of Trustees held eight meetings and acted by written consent four times during 1994. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board of Trustees during the period for which he had been a Trustee and (ii) the total number of meetings held by all committees of the Board of Trustees on which he served during the periods that he served.

The Trust's Board of Trustees has an Audit Committee, the function of which is to review the Trust's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Trustees, are Messrs. Schrag (Chairman), Johnston and Weisbrod. The Audit Committee met one time during 1994.

In March 1995, the Board established a permanent Advisory Review Committee to monitor actions taken by the Advisor which have the potential for a conflict of interest, in particular, decisions relating to the allocation of investment opportunities between the Trust and other entities affiliated with the Advisor. The Committee consists of Mr. Weisbrod (Chairman), Ms. Hernandez-Pinero and Mr. Cohen.

Until February 1995, the Trust's Board of Trustees had a Related Party Transaction Committee, which reviewed and made recommendations to the Board of Trustees with respect to transactions involving the Trust and any other party or parties related to or affiliated with the Trust, any of its Trustees or any of their affiliates, and a Litigation Committee, which reviewed litigation involving Messrs. Friedman and Phillips. Such committees were disbanded in February 1995, and their responsibilities assumed by the Independent Trustees. Messrs. Johnston (Chairman), Davis, Etnire, Schrag, Sims and Stokely, all of whom were Independent Trustees, were the members of the Related Party Transaction Committee, while Messrs. Johnston (Chairman), Etnire, Jordan, Schrag, Sims and Stokely comprised the Litigation Committee. During 1994, the Related Party Transaction Committee met three times and the Litigation Committee met three times.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
          (Continued)

Board Committees (Continued)

The Trust's Board of Trustees does not have Nominating or Compensation
Committees.

Executive Officers

The following persons currently serve as executive officers of the Trust:
William S. Friedman, President and Chief Executive Officer; John A. Doyle, Executive Vice President; and Ivan Roth, Treasurer and Chief Financial Officer. Their positions with the Trust are not subject to a vote of shareholders. The age, terms of service, all positions and offices with the Trust, Tarragon or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more of Mr. Friedman is set forth above. Corresponding information regarding Messrs. Doyle and Roth is set forth below.

JOHN A. DOYLE: Age 37, Executive Vice President (since February 1994)

         Executive Vice President and Trustee (since February 1994) of VPT; Director, President, Chief Operating Officer and 50% shareholder (since February 1994) of Tarragon; President and Chairman of the Board (since December 1993) of Investors General Acquisition Corp., which owns 100% of the shares of Investor General, Inc.; Director, President and Chief Executive Officer (since June 1992) of Garden Capital Incorporated; Director and Chief Operating Officer (October 1990 to December 1991) of ConCap Equities, Inc.; President, Chief Executive Officer, Chief Operating Officer and sole Director (April 1989 to October 1990) of Consolidated Capital Equities Corporation ("CCEC"); and Certified Public Accountant (since 1985).

IVAN ROTH:  Age 59, Treasurer and Chief Financial Officer (since February
1994).

         Treasurer and Chief Financial Officer (since February 1994) of VPT; Treasurer (from February 1994 to November 1994) of Tarragon; Treasurer (since February 1994) of Tarragon Capital Corporation; Treasurer and Chief Financial Officer (1978 to 1992) of Servico, Inc.; Financial Controller (1970 to 1978) of New York Motel Enterprises, Inc.; General Manager (1968 to 1970) of Affiliated Financial Corporation; and Certified Public Accountant (since 1968).

On September 19, 1990, Servico, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and was reorganized effective August 5, 1992.

Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust: John C. Stricklin, Senior Vice President - Real Estate; Chris Clinton - Senior Vice President; Todd Minor - Senior Vice President; Katie Jackson - Vice President and Chief Accounting Officer; and Mary Montagnino, Secretary. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of services, all positions and offices with the Trust, Tarragon or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below:

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
          (Continued)

Officers (Continued)

JOHN C. STRICKLIN:  Age 48, Senior Vice President - Real Estate (since May
1994).

         Vice President - Real Estate (from February 1994 to April 1994) of the Trust; Vice President - Real Estate (since January 1994) of VPT; Executive Vice President (since February 1994) of Tarragon; Vice President (June 1992 to January 1994) of Carmel Realty, Inc.; Real Estate Broker (June 1989 to May 1992) with Carmel, Ltd.; Executive Vice President (June 1980 to May 1989) of Windsor Financial Corporation; and Vice President (June 1975 to June 1980) of Syntek Corporation.

CHRIS W. CLINTON: Age 47, Senior Vice President - Commercial Asset Management (since March 1994).

         Senior Vice President - Commercial Asset Management (since March 1994) of VPT; Senior Vice President (since March 1994) of Tarragon; Vice President (October 1988 to March 1994) of the Trust, ART, CMET, IORT, TCI, VPT and BCM.

TODD C. MINOR: Age 36, Senior Vice President - Finance (since March 1994 and from July 1993 to January 1994).

         Senior Vice President - Finance (since March 1994 and from July 1993 to January 1994) of VPT; Senior Vice President (since March 1994) of Tarragon; Senior Vice President - Finance (from July 1993 to March
         1994) of BCM, ART, CMET, IORT and TCI; Vice President (from January 1989 to July 1993) of BCM and (from April 1991 to July 1993) of the Trust, ART, CMET, IORT, TCI and VPT.

KATIE JACKSON: Age 33, Vice President and Chief Accounting Officer (since March 1994).

         Vice President and Chief Accounting Officer (since March 1994) of VPT and Tarragon; Accounting Manager for BCM (October 1990 to March 1994); Financial Analyst of DSC Communications Corp. (August 1987 to October
         1990); Certified Public Accountant (since 1988).

MARY E. MONTAGNINO:  Age 36, Secretary (since February 1994).

         Secretary (since February 1994) of VPT; Secretary and Paralegal (since February 1994) of Tarragon; Paralegal (1989 to February 1994) of BCM.

In addition to the foregoing officers, the Trust has other officers who are not listed herein.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Under the securities laws of the United States, the Trust's Trustees, executive officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Trust is required to report any failure to file by these dates during fiscal 1994. All of these filing requirements, except as noted below, were satisfied by its Trustees and executive officers and ten percent holders. In making these statements, the

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
          (Continued)

Trust has relied on the written representations of its incumbent Trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission. The following reports filed under Section 16(a) of the Securities Exchange Act of 1934 during or with respect to the fiscal year ended December 31, 1994, were not filed on a timely basis: Initial Forms 3 of John A. Doyle, Ivan Roth, John C. Stricklin, Chris W. Clinton and Katie Jackson.

The Advisor

Although the Trust's Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust have traditionally been performed by a contractual advisory firm under the supervision of the Trust's Board of Trustees. The stated duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Trust's Board of Trustees.

CCEC was the sponsor of and original advisor of the Trust. CCEC was replaced as advisor on August 1, 1988, by Consolidated Advisors, Inc. ("CAI"), the parent of CCEC. On December 2, 1988, CCEC filed a petition seeking reorganization under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Northern District of Texas. Mr. Friedman was a director of CCEC and CAI from March 1988 through January 1989. Mr. Doyle was President, Chief Executive Officer, Chief Operating Officer and sole director of CCEC from 1989 through October 1990. Southmark was a controlling shareholder of The Consolidated Companies, the parent of CAI, from March 1988 through February 1989.

BCM served as the Trust's advisor from March 1989 through March 1994. Mr. Friedman served as President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips, who served as a Trustee of the Trust until December 31, 1992. At the Trust's annual meeting of shareholders held on April 26, 1993, the Trust's shareholders approved the renewal of the Trust's Advisory Agreement with BCM. BCM resigned as advisor to the Trust effective March 31, 1994.

BCM also serves as advisor to CMET, IORT and TCI. Certain Trustees of the Trust were also Trustees of CMET, IORT and TCI, but have since resigned their positions. BCM served as advisor to VPT until February 28, 1994. Several of the Trustees of the Trust are also directors or trustees of VPT. Mr. Friedman, President of the Trust, also serves as President of VPT. Mr. Friedman was general partner of the general partner of NRLP. BCM performs certain administrative functions for NRLP and NOLP, the operating partnership of NRLP, on a cost-reimbursement basis. BCM also serves as advisor to ART. Messrs. Friedman and Phillips served as executive officers and directors of ART until November 6, 1992 and December 31, 1992, respectively. Mr. Friedman resigned from his positions with CMET, IORT and TCI in February 1994 and from his position with NRLP in March 1994 to concentrate his attention on the Trust, VPT and Tarragon.

On February 10, 1994, the Trust's Board of Trustees selected Tarragon to replace BCM as the Trust's advisor. Since April 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement. Mr. Friedman serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as a Director, President and Chief Operating Officer of Tarragon and Executive Vice President of the Trust. The Friedman and Doyle families together own approximately 32% of the outstanding shares of the Trust.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor (Continued)

The provisions of the Trust's Advisory Agreement with Tarragon are substantially the same to those of the BCM advisory agreement, except for the annual base advisory fee and the elimination of the net income fee. The BCM advisory agreement provided for BCM to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Trust (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Trust's net income.

The advisory agreement with Tarragon provides for a base advisory fee of $100,000, which was paid upon the execution of the Advisory Agreement on April 1, 1994. Tarragon is also to receive an incentive advisory fee equal to 16% per annum of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as net income (loss) before gains or losses from the sales of properties and debt restructurings plus depreciation and amortization plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. The incentive fee is cumulative within any fiscal year to maintain the 16% per annum rate.

The following provisions are included in both the Tarragon and BCM advisory agreements:

         (1) the advisor or an affiliate of the advisor is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Trust equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property; provided that the purchase price of each property (including acquisition commissions and all real estate brokerage fees) may not exceed such property's appraised value at acquisition.

         (2) the advisor is to receive an incentive sales compensation equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Trust during such fiscal year exceeds the sum of (i) the cost of each such property as originally recorded in the Trust's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (ii) capital improvements made to such assets during the period owned by the Trust and
                 (iii) all closing costs (including real estate commissions) incurred in the sale of such property. However, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return of the Trust's net investment including capital improvements, calculated over the Trust's holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned by the Trust for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

         (3) the advisor or an affiliate of the advisor is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase from an unaffiliated party of an existing mortgage or loan by the Trust equal to the lesser of
                 (i) 1% of the amount of the mortgage or loan purchased or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding by the Trust of any mortgage loan.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor (Continued)

         (4) the advisor or an affiliate of the advisor is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Trust or refinancing on Trust properties equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from the Advisor or an Affiliate of the Advisor without the approval of the Trust's Board of Trustees. No fee shall be paid on loan extensions.

         (5) the advisor or any affiliate of the advisor must pay to the Trust one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Trust, provided, however, that the compensation retained by the advisor or any affiliate of the advisor shall not exceed the lesser of (i) 2% of the amount of the loan committed by the Trust or (ii) a loan brokerage commitment fee which is reasonable and fair under the circumstances.

         (6) the advisor is required to formulate and submit annually for approval by the Trust's Board of Trustees a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, lending, foreclosure and borrowing activity, and other investments, and the advisor is required to report quarterly to the Trust's Board of Trustees on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Trust's Board of Trustees unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the advisor by the Trust's Board of Trustees.

         (7) prior approval of the Trust's Board of Trustees is required for retention of all consultants and third party professionals, other than legal counsel. The advisory agreement provides that the advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders; contains a broad standard governing the advisor's liability for losses by the Trust; and contains guidelines for the advisor's allocation of investment opportunities as among itself, the Trust and other entities it advises.

As required by the Trust's Declaration of Trust, all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on book value, net asset value and net income of the Trust during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1992, 1993 or 1994.

Also under the advisory agreements, the advisor is to receive reimbursement of certain expenses incurred by it in the performance of the Advisory services to the Trust.

Also, if the Trust were to request that the advisor render services to the Trust other than those required by the advisory agreement, the advisor or an affiliate of the advisor would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below under "Property Management", in the past, the Trust had hired Carmel, Ltd., an affiliate of BCM, to provide property management services for the Trust's properties. Since April 1, 1994, Tarragon has provided property management services for the Trust's properties. Also, as discussed under "Real Estate Brokerage", the Trust engaged, on a non-exclusive basis, Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, to perform

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor (Continued)

 brokerage services for the Trust until March 31, 1994.

Approval, and any renewal, of the Tarragon Advisory Agreement is required by the Trust's shareholders.

The Advisory Agreement may only be assigned with the prior consent of the Trust.

The directors and principal officers of Tarragon are set forth below:

WILLIAM S. FRIEDMAN:                               Director and Chief Executive
                                                     Officer

JOHN A. DOYLE:                                     Director, President and
                                                     Chief Operating Officer

JOHN C. STRICKLIN:                                 Executive Vice President

CHRIS W. CLINTON:                                  Senior Vice President

ROBERT W. LOCKHART:                                Senior Vice President

TODD C. MINOR:                                     Senior Vice President

KATIE JACKSON:                                     Vice President - Chief
                                                     Accounting Officer

DAVID L. MILLER:                                   Vice President - Legal

MARY E. MONTAGNINO:                                Secretary

Property Management

From February 1, 1990 to March 31, 1994, affiliates of BCM have provided property management services to the Trust. Carmel, Ltd. provided property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. In many cases, Carmel, Ltd. subcontracted with other entities for the provision of the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracted the property-level management and leasing of eleven of the Trust's commercial properties and the commercial properties owned by two of the real estate partnerships in which the Trust is a partner to Carmel Realty, which is owned by SWI. Carmel, Ltd. resigned as property manager for the Trust's properties effective March 31, 1994.

Tarragon has provided property management services to the Trust since April 1, 1994 for a fee of 4.5% of the monthly gross rents collected on apartment properties and of 1.5% to 4% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of most of the property-level management services to the Trust.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
          (Continued)

Real Estate Brokerage

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. Effective December 1, 1992, the Trust's Board of Trustees approved the non-exclusive engagement by the Trust of Carmel Realty to provide brokerage services for the Trust. Such agreement terminated March 31, 1994. Carmel Realty was entitled to receive a real estate acquisition commission for locating and negotiating the lease or purchase by the Trust of any property equal to the lesser of (i) up to 3% of the purchase price, inclusive of commissions, if any, paid by the Trust to other brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services in the same geographical location and for comparable property. Any commission paid to Carmel Realty by the seller was to be credited against the commission to be paid by the Trust.

Carmel Realty was also entitled to receive a real estate sales commission for the sale of each Trust property equal to the lesser of (i) 3% (inclusive of fees, if any, paid by the Trust to other brokers) of the sales price of each property or (ii) the compensation customarily charged in arm's-length transactions paid by others rendering similar services in the same geographic location for comparable property.

At their March 9, 1995 meeting, the Trustees approved a new revised form of Advisory Agreement to be effective April 1, 1995 and to be submitted to shareholders for their approval at the next meeting of shareholders, whether annual or special. In addition to technical changes designed to clarify the responsibilities and rights of the Advisor, the new agreement eliminates the $100,000 base annual fee and all incentive sales compensation. Moreover, it provides that real estate commissions shall be payable to the Advisor and its affiliates only following specific Board approval for each transaction rather than pursuant to a general agreement.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust has no employees, payroll or benefit plans and pays no direct compensation to the Officers of the Trust. The Trustees and Officers of the Trust who are also officers or employees of the Trust's Advisor are compensated by the Advisor, except as noted below. Such affiliated Trustees and Officers of the Trust perform a variety of services for the Advisor and the amount of their compensation is determined solely by the Advisor. Compensation of Trust Officers responsible for legal and accounting services is allocated among the various entities for which Tarragon serves as advisor and none of those individual's annual salary exceeds $100,000. See ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor" for a more detailed discussion of the compensation payable to Tarragon by the Trust.

The only direct remuneration paid by the Trust is to the Trustees who are not officers or directors of Tarragon or their affiliated companies. The Independent Trustees (i) review the business plan of the Trust to determine that it is in the best interest of the Trust's shareholders, (ii) review the Trust's contract with the advisor, (iii) supervise the performance of the Trust's advisor and review the reasonableness of the compensation which the Trust pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Trust and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Trust. During 1994, the Independent Trustees received compensation in the amount of $6,000 per year, plus reimbursement for expenses. In addition, each Independent Trustee received (i) $3,000 per year for each committee of the Board of Trustees on which he serves, (ii) $2,500 per year for each committee chairmanship and (iii) $1,000 per day for any special services rendered by him to the Trust outside of his ordinary duties as Trustee, plus reimbursement for expenses, provided such services are specifically requested by the Board.

During 1994, $42,750 were paid to the Independent Trustees in total Trustees' fees for all services, including 1994 special service fees: Willie K. Davis, $4,500 (a Trustee from October 1988 to March 1995); Geoffrey C. Etnire, $6,000 (a Trustee from January 1993 to March 1995); Dan L. Johnston, $12,000; Raymond V.J. Schrag, $7,250; Bennett B. Sims, $3,000 (a Trustee from April 1990 to August 1994); Ted P. Stokely, $3,000 (a Trustee from April 1990 to August
1994); and Carl Weisbrod, $7,000. Also during 1994, Trustees' fees paid related to 1995 services totaled $12,000 and included; Irving E. Cohen, $6,000, and Sally Hernandez-Pinero, $6,000.

Messrs. Davis and Schrag served on the Fairness Committee of NRLP (for which they each received $4,000 in 1993) whose function is to review certain transactions between NRLP and its general partner and affiliates of such general partner.

TMC, a company of which Mr. Randall K. Gonzalez, a Trustee of the Trust until February 18, 1994, is the Managing Partner and President, provided property-level management services until April 1994, as a sub-contractor to Carmel, Ltd., for certain properties owned by the Trust. In 1994, TMC earned fees of $19,750 for performing such services.

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

Since January 1, 1993, FMS, a company of which Mr. Davis is Chairman, President and sole shareholder, has been providing property-level management services, as a subcontractor to Carmel, Ltd., for two properties owned by the Trust. In 1994, FMS earned fees of $55,886 for performing such services.

During 1994, Mr. Jordan (a Trustee from October 1992 to June 1994) performed legal services for the Trust and was paid $5,400 in legal fees and cost reimbursements.

The Trust believes that such fees received by FMS, TMC and Mr. Jordan were at least as favorable to the Trust as those that would be paid to unaffiliated third parties for the performance of similar services.

Effective March 9, 1995, the Trust will pay the Independent Trustees as follows: (i) $15,000 annual fee, (ii) $2,000 per year for each committee of the Board of Trustees on which he (she) serves and an additional $1,000 per year for the Chair of each committee, (iii) $25,000 per year to the Chairman of the Board of Trustees (Mr. Weisbrod), inclusive of any committee fees and (iv) $1,000 per day for any special services rendered to the Trust outside of the ordinary duties as Trustee, plus reimbursement for expenses, provided such services are specifically requested by the Board.



                     [This space intentionally left blank.]

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Trust's shares of beneficial interest with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1989 in the Trust's shares of beneficial interest and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.


            COMPARISON OF FIVE FISCAL YEARS ENDED DECEMBER 31, 1994
                            COMPARATIVE TOTAL RETURN

                                    [GRAPH]

                                   1989           1990           1991            1992           1993           1994
                                   ----           ----           ----            ----           ----           ----
  The Trust                       100.00          106.00         171.00         113.00         315.00          334.00

  S&P 500 Stock Index             100.00           97.00         126.00         136.00         150.00          152.00

  NAREIT Hybrid REIT Index        100.00           72.00         100.00         116.00         141.00          147.00


The data set forth in the above graph and related table was obtained from NAREIT. All of the data is based upon the last closing price of the month for all tax-qualified REITs listed on the New York Stock Exchange ("NYSE"), American Stock Exchange ("AMEX") and the NASDAQ National Market System. The data is market weighted. The total return calculation is based upon the weighting at the beginning of the period. Dividends are included in the month based upon their payment date. The total return index includes dividends reinvested on a monthly basis. At month-end December 1994, there were 21 tax-qualified REITs in the NAREIT Hybrid REIT Total Return Index with a total market capitalization of $3.0 billion.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on March 10, 1995.

                                                            Amount and Nature
    Name and Address of                                       of Beneficial                       Percent of
     Beneficial Owner                                          Ownership                          Class (1)
------------------------------------                  -----------------------------              ----------
Lucy N. Friedman                                          916,839    (2)(3)(4)(5)                 28.8%
280 Park Avenue                                                      (6)(7)(8)
East Building, 20th Floor
New York, New York  10017

-----------------------

(1) Percentages are based upon 3,178,267 shares of beneficial interest outstanding at March 10, 1995.

(2) Includes 13,873 shares owned by Lucy N. Friedman's husband, William S. Friedman.

(3)  Includes 668,064 shares owned by Lucy N. Friedman.

(4) Does not include 54,883 shares owned by Lucy N. Friedman's adult son, Ezra Friedman, and 18,264 shares owned by Lucy N. Friedman's adult daughter, Tanya Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

(5) Includes 26,336 shares owned by a trust for the benefit of the children and grandchildren of Samuel Friedman, deceased, William S. Friedman's father, for which Robert A. Friedman and Gerald C. Friedman, siblings of William S. Friedman, and Ruth Friedman, his mother, are the trustees. Lucy N. Friedman disclaims beneficial ownership of such shares.

(6) Includes 36,300 shares owned by Tarragon Capital Corporation, of which Lucy N. Friedman and William S. Friedman are executive officers and directors and 22,000 shares owned by Tarragon Partners, Ltd., of which Lucy N. Friedman and William S. Friedman are limited partners. Mr. Friedman disclaims beneficial ownership of such shares.

(7) Includes 8,567 shares and 8,684 shares owned by William S. Friedman's minor sons, Gideon and Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares. It also includes 120,000 shares owned by Beachwold Partners, L. P., in which L. N. Friedman is the general partner and her four children are the limited partners. Mr. Friedman disclaims beneficial ownership of such shares.

(8) Includes 13,015 shares held by William S. Friedman Grantor Trust for benefit of the children of William S. Friedman, of which Mrs. Friedman is the Trustee. Mrs. Friedman disclaims beneficial interest of such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficial and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 10, 1995. (Those individual Trustees not named in the table below own no shares of beneficial interest of the Trust.)

                                                            Amount and Nature
         Name of                                             of Beneficial                   Percent of
     Beneficial Owner                                          Ownership                      Class (1)
------------------------------------                  -----------------------------          ----------
William S. Friedman                                       916,839    (2)(3)(4)(5)              28.8%
                                                                     (6)(7)(10)(11)

Irving E. Cohen                                               453    (14)                          *

John A. Doyle                                              87,761    (8)                        2.8%

Dan L. Johnston                                                96    (13)                          *

Ivan Roth                                                     330    (15)                          *

Raymond V.J. Schrag                                         5,025    (9)                           *

Carl B. Weisbrod                                              220    (12)                          *

All Trustees and Executive                              1,010,724    (2)(3)(4)                 31.8%
Officers as a group                                                  (5)(6)(7)
(10 individuals)                                                     (8)(9)(10)(11)
                                                                     (12)(13)(14)(15)

---------------------------

*     Less than 1%.

(1) Percentages are based upon 3,178,267 shares of beneficial interest outstanding at March 10, 1995.

(2)  Mr. Friedman owns 13,873 shares of beneficial interest personally.

(3) Includes 668,064 shares owned by William S. Friedman's wife, Lucy Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(4) Does not include 54,883 shares owned by William S. Friedman's adult son, Ezra Friedman, and 18,264 shares owned by William S. Friedman's adult daughter, Tanya Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(5) Includes 26,336 shares owned by a trust for the benefit of the children and grandchildren of Samuel Friedman, deceased, William S. Friedman's father, for which Robert A. Friedman and Gerald C. Friedman, siblings of William S. Friedman, and Ruth Friedman, his mother, are the trustees. Mr. Friedman disclaims beneficial ownership of such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(6) Includes 36,300 shares owned by Tarragon Capital Corporation, of which Lucy N. Friedman and William S. Friedman are executive officers and directors.

(7) Includes 22,000 shares owned by Tarragon Partners, Ltd., of which Lucy N. Friedman and William S. Friedman are limited partners. Mr. Friedman disclaims beneficial ownership of such shares.

(8) Includes 84,615 shares which Mr. Doyle has beneficial interest as a result of a $1.0 million subordinated debenture which is convertible to 84,615 of the Trust's shares. John A. Doyle also owns 3,146 shares personally.

(9)   Raymond V.J. Schrag owns 5,025 shares personally.

(10) Includes 8,567 shares and 8,684 shares owned by William S. Friedman's minor sons, Gideon and Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares. It also includes 120,000 shares owned by Beachwold Partners, L. P., in which L. N. Friedman is the general partner and her four children are the limited partners. Mr. Friedman disclaims beneficial ownership of such shares.

(11) Includes 13,015 shares held by William S. Friedman Grantor Trust for benefit of the children of William S. Friedman, of which Mrs. Friedman is the Trustee. Mrs. Friedman disclaims beneficial interest of such shares.

(12)  Carl B. Weisbrod owns 220 shares jointly with Jody Weisbrod, his spouse.

(13)  Dan L. Johnston owns 96 shares personally.

(14)  Irving E. Cohen owns 453 shares in an IRA account.

(15)  Ivan Roth owns 330 shares jointly with Gerda Roth, his spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

From March 1989 through March 31, 1994, BCM was retained as the Trust's advisor as discussed in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." Messrs. Phillips and Friedman served as directors of BCM until December 22, 1989. Mr. Phillips served as Chief Executive Officer of BCM until September 1, 1992 and Mr. Friedman served as President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips.

On February 10, 1994, the Trust's Board of Trustees selected Tarragon to replace BCM as the Trust's advisor. Since April 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement. Mr. Friedman serves as director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as President and Chief Operating Officer of Tarragon and Executive Vice President of the Trust. The Friedman and Doyle families together own approximately 32% of the outstanding shares of the Trust.

Also on February 10, 1994, VPT's Board of Trustees selected Tarragon to replace BCM as VPT's advisor commencing March 1, 1994. Messrs. Friedman, Johnston, Schrag and Weisbrod, Trustees of the Trust, serve as trustees of VPT. The Trust's Trustees owe fiduciary duties to VPT as well as to the Trust under applicable law. VPT has the same relationship with Tarragon as the Trust.

Tarragon occupies office space at VPT's One Turtle Creek Office/Retail Complex.

Since February 1, 1990, Carmel, Ltd., an affiliate of BCM, has provided property management services to the Trust for a fee of 5% or less of the monthly gross rents collected on the properties under management. In many cases, Carmel, Ltd. subcontracted with other entities for the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracted the property-level management and leasing of eleven of the Trust's commercial properties and the commercial properties owned by two of the real estate partnerships in which the Trust is a partner to Carmel Realty, which is owned by SWI. Carmel, Ltd. resigned as property manager for the Trust's properties effective March 31, 1994. Commencing April 1, 1994, Tarragon has provided property management services to the Trust.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. Effective December 1, 1992, the Trust engaged Carmel Realty, on a non-exclusive basis, to provide brokerage services for the Trust. Carmel Realty is owned by SWI. Such agreement terminated March 31, 1994.

As discussed in ITEM 11. "EXECUTIVE COMPENSATION," Messrs. Davis and Schrag served on the Fairness Committee of NRLP, whose function is to review certain transactions between NRLP and its general partner and affiliates of such general partner. TMC, a company of which Mr. Gonzalez, a trustee of the Trust until February 18, 1994, is the Managing Partner and President, provided property-level management services as a subcontractor to Carmel, Ltd. for certain properties owned by ART, CMET, NOLP, TCI and the Trust and through April 30, 1993, for a property owned by a partnership which includes IORT and TCI. Christon, a company of which Mr. Gonzalez serves as Vice President, provided property leasing services, as a subcontractor to Carmel, Ltd., for such partnership property. Mr. Randall K. Gonzalez is the son of Al Gonzalez, a director of ART.

From April 1992 to December 31, 1993, Mr. Stokely, a Trustee of the Trust until August 1, 1994, was employed as a Real Estate Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from SWI which is owned by Mr. Phillips and affiliated with BCM. In addition, in November 1991, the Trust funded a $230,000 loan to Eldercare. Eldercare filed for bankruptcy protection in October 1993. At December 31, 1994, the Trust's loan to Eldercare was in default.

During 1993, Mr. Jordan performed legal services for BCM and its affiliates, as well as for TCI, ART and the Trust.

Related Party Transactions

Historically, the Trust has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. All related party transactions entered into by the Trust must be approved by a majority of the Trust's Board of Trustees, including a majority of the Independent Trustees. Under the Modification to Settlement, such transactions (other than the Advisory Agreement and property management arrangements) require unanimous approval of the Independent Trustees and a finding that such transaction is more beneficial to the Trust than any available alternative. It is now the policy of the Trust to discourage related party transactions unless clearly more beneficial than alternatives or essential in order to eliminate existing affiliated relationships.

As more fully described in NOTE 5. "INVESTMENT IN EQUITY PARTNERSHIPS", the Trust is a partner with CMET in Sacramento Nine and Indcon.

On December 10, 1990, the Trust's Board of Trustees, based on the recommendation of its Related Party Transaction Committee, authorized the purchase of up to $1.0 million of the shares of beneficial interest of CMET through negotiated or open market transactions. At December 31, 1993, the Trust owned 54,500 shares of beneficial interest of CMET which it purchased in 1990 and 1991 through open market transactions, at a total cost to the Trust of $250,000. In June 1994, the Trust sold 15,000 shares of beneficial interest of CMET for $210,000 through open market transactions and, as a result, recorded a $141,000 gain on sale of investments in the second quarter of 1994. The market value of the remaining 39,500 shares held by the Trust was $593,000 at December 31, 1994. In the first quarter of 1995, the remaining shares were sold through open market transactions for $593,000 and, as a result, the Trust recorded a $411,200 gain on sale of investments.

In December 1993, the Trust's Board of Trustees approved the issuance of a $1.0 million convertible subordinated debenture to Mr. Doyle, Executive Vice President of the Trust since February 1994, in exchange for his 10% participation in the profits of the Consolidated Capital Properties II ("CCP II") assets, which the Trust had acquired in November 1992. This participation was granted as consideration for Mr. Doyle's services to the Trust in connection with the CCP II portfolio. The debenture bears interest at a rate of 6% per annum, matures in December 1999 and is convertible into 84,615 shares of beneficial interest of the Trust. Mr. Doyle also serves as Director, President and Chief Operating Officer and is a 50% shareholder of Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since April 1, 1994. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

In 1994, the Trust paid Tarragon $909,000 in advisory fees, $267,000 in real estate and mortgage brokerage commissions and $285,000 in property management fees and leasing commissions. In addition, as provided in the advisory agreement, Tarragon received cost reimbursements from the Trust of $999,000 in 1994.

In 1994, the Trust paid BCM and its affiliates $468,000 in advisory fees, $103,000 in real estate and mortgage brokerage commissions and $112,000 in property management fees and leasing commissions for their services during the period ending March 31, 1994. In addition, as provided in the advisory agreement, BCM received cost reimbursements from the Trust of $140,000 in 1994.

Restrictions on Related Party Transactions

The Trust's Declaration of Trust provides that:

      "[t]he Trustees shall not . . . purchase, sell or lease any Real Properties or Mortgages to or from . . . the Advisor or any of [its] Affiliates," and that "[t]he Trustees shall not . . . make any loan to . . . the Advisor or any of [its] Affiliates."

Moreover, the Declaration of Trust further provides that:

      [t]he Trust shall not purchase or lease, directly or indirectly, any Real Property or purchase any Mortgage from the Advisor or any affiliated Person, or any partnership in which any of the foregoing may also be a general partner, and the Trust will not sell or lease, directly or indirectly, any of its Real Property or sell any Mortgage to any of the foregoing Persons." The Declaration of Trust further provides that "the Trust shall not directly or indirectly, engage in any transaction with any Trustee, officer or employee of the Trust or any director, officer or employee of the Advisor . . . or of any company or other organization of which any of the foregoing is an Affiliate, except for . . . [among other things] transactions with . . . the Advisor or Affiliates thereof involving loans, real estate brokerage services, real property management services, the servicing of Mortgages, the leasing of real or personal property, or other services, provided such transactions are on terms not less favorable to the Trust than the terms on which nonaffiliated parties are then making similar loans or performing similar services for comparable entities in the same area and are not entered into on an exclusive basis.

The Declaration of Trust defines "Affiliate" as follows:

      [A]s to any Person, any other Person who owns beneficially, directly, or indirectly, 1% or more of the outstanding capital stock, shares, or equity interests of such Person or of any other Person which controls, is controlled by, or is under common control with, such Person or is an officer, retired officer, director, employee, partner, or trustee (excluding independent trustees not otherwise affiliated with the entity) of such Person or of any other Person which controls, is controlled by, or is under common control with, such Person.

The Declaration of Trust further provides that:

      The Trustees shall not . . . invest in any equity Security, including the shares of other REITs for a period in excess of 18 months, except for shares of a qualified REIT subsidiary, as defined in Section 856(i) of the Internal Revenue Code, and regular or residual interests in REMICs . . . [or] acquire Securities in any company holding investments or engaging in activities prohibited by this Section . . .

As discussed in "Related Party Transactions," above, since September 1990, the Trust has invested in shares of CMET. As of December 31, 1994, the Trust owned 39,500 shares of CMET. CMET had the same advisor as the Trust until March 31, 1994, and certain of its Trustees were also trustees of CMET. As noted above, under the terms of its Declaration of Trust, the Trust is prohibited from investing in equity securities for a period in excess of 18 months. The Trust's shareholders approved an amendment to the Trust's Declaration of Trust allowing the Trust to hold these shares of CMET until July 30, 1996. In the first quarter of 1995, the remaining shares were sold through open market transactions for $593,000 and, as a result, the Trust recorded a $411,200 gain on sale of investments.

Prior to January 11, 1995, all related party transactions that the Trust contemplated were to be reviewed by the Related Party Transaction Committee of the Trust's Board of Trustees to determine whether such transactions were (i) fair to the Trust and (ii) permitted by the Trust's governing documents. Each of the members of the Related Party Transaction Committee was a Trustee who is not an officer, director or employee of the Trust's advisor, Tarragon, and is not an officer or employee of the Trust. Such committee was disbanded in February 1995 and its responsibilities assumed by the Independent Trustees.

Pursuant to the terms of the Modification in the Olive case, which became effective on January 11, 1995, any related party transaction which the Trust may enter into prior to April 27, 1999, will require the unanimous approval of the Trust's Board of Trustees. In addition, related party transactions may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.




                     [This space intentionally left blank.]

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)      The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Reports of Independent Public Accountants              -    BDO Seidman
                                                       -    Arthur Andersen LLP

Consolidated Balance Sheets -
   December 31, 1994 and 1993

Consolidated Statements of Operations -
   Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule  III  -         Real Estate and Accumulated Depreciation

Schedule IV  -           Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number                                                Description
-------    ------------------------------------------------------------------------------------------------------------------
 3.1       Second Amended and Restated Declaration of Trust (incorporated by reference to the Registrant's Current Report on Form
           8-K dated August 14, 1987).

 3.2       Amendment No. 1 to the Second Amended and Restated Declaration of Trust, (incorporated by reference to the Registrant's
           Current Report on Form 8-K dated July 5, 1989) reporting change in name of Trust.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                                                    Description
-------    ------------------------------------------------------------------------------------------------------------------
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

10.1       Advisory Agreement dated as of December 1, 1992, between National Income Realty Trust and Basic Capital Management, Inc.
           (incorporated by reference to Exhibit No. 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December
           31, 1992).

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

27.0       Financial Data Schedule.

(b)  Reports on Form 8-K.

           During the last quarter of the period covered by this report, no reports on Form 8-K were filed on behalf of the Trust.



                     [This space intentionally left blank.]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NATIONAL INCOME REALTY TRUST

Dated:   March 30, 1995                         By: /s/ William S. Friedman
      ------------------------------               --------------------------
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

Signature                                      Capacities In Which Signed                         Date
/s/ Carl B. Weisbrod                           Trustee and Chairman of the Board                    March 22, 1995
-------------------------------------                                                             ------------------------------
Carl B. Weisbrod

/s/ William S. Friedman                        President and Trustee                                March 30, 1995
-------------------------------------          (Principal Executive Officer)                      ------------------------------
William S. Friedman

/s/ John A. Doyle                              Executive Vice President                             March 30, 1995
-------------------------------------                                                             ------------------------------
John A. Doyle

/s/ Ivan Roth                                  Treasurer and Chief Financial  Officer               March 30, 1995
-------------------------------------          (Principal Financial Officer)                      ------------------------------
Ivan Roth

/s/ Katie Jackson                              Vice President and                                   March 30, 1995
-------------------------------------          Chief Accounting Officer                           ------------------------------
Katie Jackson                                  (Principal Accounting Officer)

/s/ Irving E. Cohen                            Trustee                                              March 30, 1995
-------------------------------------                                                             ------------------------------
Irving E. Cohen

/s/ Willie K. Davis                            Trustee                                              March 30, 1995
-------------------------------------                                                             ------------------------------
Willie K. Davis

/s/ Sally Hernandez Pinero                     Trustee                                              March 30, 1995
-------------------------------------                                                             ------------------------------
Sally Hernandez Pinero

/s/ Dan L. Johnston                            Trustee                                              March 30, 1995
-------------------------------------                                                             ------------------------------
Dan L. Johnston

/s/ Lance Liebman                              Trustee                                              March 30, 1995
-------------------------------------                                                             ------------------------------
Lance Liebman

/s/ Lawrence G. Schafran                       Trustee                                              March 30, 1995
-------------------------------------                                                             ------------------------------
Lawrence G. Schafran

/s/ Raymond V.J. Schrag                        Trustee                                              March 30, 1995
-------------------------------------                                                             ------------------------------
Raymond V. J. Schrag


                              INDEX TO EXHIBITS

Exhibit
Number                                                    Description
-------    ------------------------------------------------------------------------------------------------------------------
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

10.1       Advisory Agreement dated as of December 1, 1992, between National Income Realty Trust and Basic Capital Management, Inc.
           (incorporated by reference to Exhibit No. 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December
           31, 1992).

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

27.0       Financial Data Schedule.