Form 10-Q
period 1995-03-31
NATIONAL INCOME REALTY TRUST
filed 1995-05-10
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from . . . . . . .  to . . . . . . . . . .

                         Commission File Number 0-9211

                          NATIONAL INCOME REALTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                     94-2537061
- ---------------------------------------------            -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
           or organization)                              Identification No.)


        280 Park Avenue, East Building, 20th Floor, New York, NY  10017
        ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  (212) 949-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

 Shares of Beneficial Interest, No par value                 3,162,267
- --------------------------------------------        ----------------------------
                 (Class)                            (Outstanding at May 5, 1995)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 1995 have not been audited by independent certified public accountants, but in the opinion of the management of National Income Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Trust's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.


                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     March 31,          December 31,
                                                                               -------------------  -------------------
                                                                                       1995                 1994
                                                                               -------------------  -------------------
                                                                                     (unaudited)           (audited)
                          Assets
                          ------

Real Estate

 Held for investment, net of accumulated depreciation
    ($39,937 in 1995 and $38,532 in 1994)   . . . . . . . . . . .               $          178,903   $          179,086
 Held for sale, net of accumulated depreciation
    ($934 in 1995 and $895 in 1994)   . . . . . . . . . . . . . .                            6,826                6,850
                                                                                ------------------   ------------------
                                                                                           185,729              185,936
Less - allowance for estimated losses . . . . . . . . . . . . . .                             (700)                (700)
                                                                                ------------------   ------------------
                                                                                           185,029              185,236
Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . . . .                           14,771               14,762
 Nonperforming, nonaccruing   . . . . . . . . . . . . . . . . . .                            1,507                1,509
                                                                                ------------------   ------------------
                                                                                            16,278               16,271
Less - allowance for estimated losses . . . . . . . . . . . . . .                           (6,274)              (6,274)
                                                                                ------------------   ------------------
                                                                                            10,004                9,997

Investments in partnerships . . . . . . . . . . . . . . . . . . .                           10,953               11,026
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                            4,428                3,484
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .                            3,315                3,222
Investment in marketable equity securities  . . . . . . . . . . .                              -                    593
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                            3,520                3,482
                                                                                ------------------   ------------------
                                                                                $          217,249   $          217,040
                                                                                ==================   ==================





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                    CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)



                                                                                     March 31,           December 31,
                                                                                 -----------------     ----------------
                                                                                       1995                 1994
                                                                                 -----------------     ----------------
                                                                                     (unaudited)           (audited)
       Liabilities and Shareholders' Equity
       ------------------------------------

Liabilities

Notes, debentures and interest payable  . . . . . . . . . . . . .              $           139,542   $          138,316
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                            5,743                5,364
                                                                               -------------------   ------------------
                                                                                           145,285              143,680
Commitments and contingencies
Shareholders' equity

Shares of beneficial interest, no par value; authorized
 shares, unlimited; 3,178,267 shares outstanding in 1995
 and   3,216,267 shares outstanding in 1994 (after
 deducting 325,875 shares in 1995 and 287,875 shares
 in 1994 held in treasury)  . . . . . . . . . . . . . . . . . . .                            9,543                9,657
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .                          274,847              275,178
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . . . .                         (212,426)            (211,887)
Unrealized gains on marketable equity securities  . . . . . . . .                              -                    412
                                                                               -------------------   ------------------
                                                                                            71,964               73,360
                                                                               -------------------   ------------------
                                                                               $           217,249   $          217,040
                                                                               ===================   ==================





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                           ------------------------------------------
                                                                                   1995                  1994
                                                                           ------------------      ------------------
                                                                                  (unaudited)           (unaudited)
Income
 Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $        10,488        $         9,159
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    300                    343
 Equity in income of partnerships   . . . . . . . . . . . . . . . . .                    190                     85
                                                                             ---------------        ---------------
                                                                                      10,978                  9,587

Expenses
 Property operations  . . . . . . . . . . . . . . . . . . . . . . . .                  6,031                  5,291
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,071                  2,529
 Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,444                  1,181
 Advisory fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    296                    -
 Advisory fee to prior advisor  . . . . . . . . . . . . . . . . . . .                    -                      468
 General and administrative   . . . . . . . . . . . . . . . . . . . .                    473                    352
                                                                             ---------------        ---------------
                                                                                      11,315                  9,821
                                                                             ---------------        ---------------

(Loss) before gain on sale of investments . . . . . . . . . . . . . .                   (337)                  (234)
Gain on sale of investments . . . . . . . . . . . . . . . . . . . . .                    412                    -
                                                                             ---------------        ---------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .        $            75        $          (234)
                                                                             ===============        ===============


Earnings per share

(Loss) before gain on sale of investments . . . . . . . . . . . . . .        $          (.11)       $          (.07)
Gain on sale of investments . . . . . . . . . . . . . . . . . . . . .                    .13                    -
                                                                             ---------------        ---------------
Net income (loss) per share . . . . . . . . . . . . . . . . . . . . .        $           .02        $          (.07)
                                                                             ===============        ===============

Weighted average shares of beneficial interest used in
 computing earnings per share   . . . . . . . . . . . . . . . . . . .              3,190,209              3,376,103
                                                                             ===============        ===============





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)




                                                                               Accumulated      Unrealized
                                            Shares of                          Distributions     Gains on
                                       Beneficial Interest                     in Excess of     Marketable
                                      ---------------------      Paid-in       Accumulated        Equity      Shareholders'
                                       Shares       Amount       Capital         Earnings       Securities       Equity
                                      --------     --------  --------------  ---------------  ------------- ----------------
Balance, January 1, 1995  . . .       3,216,267     $ 9,657      $ 275,178        $ (211,887)     $    412        $  73,360

Repurchase of shares
  of beneficial interest  . . .         (38,000)       (114)          (331)              -             -               (445)

Cash distribution
  declared ($0.19 per share)  .             -           -              -                (614)          -               (614)

Realized gains on sale of
  marketable equity securities              -           -              -                 -            (412)            (412)

Net income  . . . . . . . . . .             -           -              -                  75           -                 75
                                      ---------     -------      ---------        ----------      --------        ---------

Balance, March 31, 1995 . . . .       3,178,267     $ 9,543      $ 274,847        $ (212,426)     $    -          $  71,964
                                      =========     =======      =========        ==========      ========        =========





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ------------------------------------
                                                                                      1995              1994
                                                                               ----------------- ------------------
                                                                                    (unaudited)        (unaudited)
Cash Flows from Operating Activities
  Rentals collected . . . . . . . . . . . . . . . . . . . . . . .               $         10,537    $         8,995
  Interest collected  . . . . . . . . . . . . . . . . . . . . . .                            287                325
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .                         (3,018)            (2,306)
  Payments for property operations  . . . . . . . . . . . . . . .                         (6,459)            (6,151)
  General and administrative expenses paid  . . . . . . . . . . .                           (606)              (580)
  Advisory fee paid to affiliate  . . . . . . . . . . . . . . . .                           (271)              (100)
  Advisory fee paid to prior advisor  . . . . . . . . . . . . . .                              -               (469)
  Deferred borrowing costs  . . . . . . . . . . . . . . . . . . .                           (345)              (350)
                                                                                ----------------    ---------------

    Net cash provided by (used in) operating activities   . . . .                            125               (636)

Cash Flows from Investing Activities
  Acquisition of real estate  . . . . . . . . . . . . . . . . . .                           (380)              (975)
  Real estate improvements  . . . . . . . . . . . . . . . . . . .                           (956)              (305)
  Collections on notes receivable . . . . . . . . . . . . . . . .                              5                  3
  Sale of investments . . . . . . . . . . . . . . . . . . . . . .                            593                  -
  Distributions from partnerships . . . . . . . . . . . . . . . .                            263                115
                                                                                ----------------    ---------------

    Net cash (used in) investing activities   . . . . . . . . . .                           (475)            (1,162)

Cash Flows from Financing Activities
  Borrowings from financial institutions  . . . . . . . . . . . .                          5,800             12,600
  Payments of mortgage notes payable  . . . . . . . . . . . . . .                         (4,383)            (8,833)
  Payments to prior advisor . . . . . . . . . . . . . . . . . . .                            -                 (494)
  Repurchase of shares of beneficial interest . . . . . . . . . .                           (445)              (672)
  Borrowings on margin account  . . . . . . . . . . . . . . . . .                            320                472
  Replacement escrow deposits, net  . . . . . . . . . . . . . . .                              2               (226)
  Distributions to shareholders . . . . . . . . . . . . . . . . .                            -                 (440)
  Cash collateral deposited . . . . . . . . . . . . . . . . . . .                            -                 (750)
                                                                                ----------------    ---------------

    Net cash provided by financing activities   . . . . . . . . .                          1,294              1,657
                                                                                ----------------    ---------------

Net increase (decrease) in cash and cash equivalents  . . . . . .                            944               (141)
Cash and cash equivalents, beginning of period  . . . . . . . . .                          3,484              1,060
                                                                                ----------------    ---------------
Cash and cash equivalents, end of period  . . . . . . . . . . . .               $          4,428    $           919
                                                                                ================    ===============


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                               --------------------------------------
                                                                                      1995                1994
                                                                               -----------------   ------------------
                                                                                    (unaudited)        (unaudited)
Reconciliation of net income (loss) to net
  cash provided by (used in) operating activities

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .              $              75    $           (234)

Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities
  Gain on sale of investments . . . . . . . . . . . . . . . . . .                           (412)                -
  Depreciation and amortization . . . . . . . . . . . . . . . . .                          1,543               1,306
  Equity in (income) of partnerships  . . . . . . . . . . . . . .                           (190)                (85)
  (Increase) in interest receivable . . . . . . . . . . . . . . .                            (13)                (17)
  (Increase) decrease in other assets . . . . . . . . . . . . . .                           (359)                121
  (Decrease) in other liabilities . . . . . . . . . . . . . . . .                           (486)             (1,901)
  Increase (decrease) in interest payable . . . . . . . . . . . .                            (33)                174
                                                                               -----------------    ----------------

    Net cash provided by (used in) operating
       activities   . . . . . . . . . . . . . . . . . . . . . . .              $             125    $           (636)
                                                                               =================    ================

Schedule of noncash investing activities

  Note payable from acquisition of real estate  . . . . . . . . .              $             -      $          3,711





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").

Certain 1994 balances have been reclassified to conform to the 1995 presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Accounting changes. Effective January 1, 1995, the Trust adopted, as required, Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings". The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement". Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or, if the note is collateral dependent, on the fair value of the collateral. The Trust also adopted, as required, SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", which eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoptions.

NOTE 3.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships, accounted for using the equity method, consisted of the following at March 31, 1995:

                 Sacramento Nine ("SAC 9")  . . . . . . . . . . .                $  2,149
                 Indcon, L.P. ("Indcon")  . . . . . . . . . . . .                   8,660
                 Other  . . . . . . . . . . . . . . . . . . . . .                     144
                                                                                 --------
                                                                                 $ 10,953
                                                                                 ========

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

                          NATIONAL INCOME REALTY TRUST
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN PARTNERSHIPS (Continued)

The Trust and CMET are also partners in Income Special Associates
("ISA"), a joint venture partnership in which the Trust has a 40% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, formerly known as Adams Properties Associates, which owned 32 industrial warehouses at March 31, 1995. The Trust, as a noncontrolling partner, accounts for its investment in Indcon using the equity method.

The following information summarizes the results of operations of these partnerships the Trust accounts for using the equity method for the three months ended March 31, 1995:

                 Rentals  . . . . . . . . . . . . . . . . . . . .               $   2,400
                 Depreciation . . . . . . . . . . . . . . . . . .                    (612)
                 Property operations  . . . . . . . . . . . . . .                    (723)
                 Interest . . . . . . . . . . . . . . . . . . . .                    (743)
                                                                                ---------
                 Net income . . . . . . . . . . . . . . . . . . .               $     322
                                                                                =========

NOTE 4.  NOTES  AND INTEREST RECEIVABLE

As disclosed in the Trust's 1994 Form 10-K, in January 1995, the Trust agreed to a modification of the terms of a $1.5 million first mortgage note receivable, secured by 4.5 acres of land (subject to a ground lease) in Dallas, Texas. In accordance with the modified terms, the Trust released part of the land securing the loan (approximately 15,000 square feet) and in exchange, the ground lease was terminated. Additionally, the mortgage interest rate was increased from 15% per annum to 18% per annum and the maturity date was shortened 20 months from September 1997 to January 1996.

NOTE 5.  REAL ESTATE

Also as disclosed in the Trust's 1994 Form 10-K, in February 1995, the Trust purchased the Park Side Apartments, a 39-unit apartment complex in Los Angeles, California for $376,000 in cash. In connection with the acquisition and in accordance with the advisory agreement dated February 15, 1994 ("Advisory Agreement"), the Trust paid Tarragon Realty Advisors, Inc. ("Tarragon") a 1% real estate acquisition fee of $3,750.

NOTE 6.  INVESTMENTS IN MARKETABLE SECURITIES

At December 31, 1994, the Trust owned 39,500 shares of beneficial interest of CMET, purchased through open market transactions in 1990 and 1991, at a total cost to the Trust of $181,000. During the first quarter of 1995, the Trust sold these shares for $593,000 and, as a result, recorded a $412,000 gain on sale of investments.

NOTE 7.  NOTES PAYABLE

In January 1995, the Trust obtained first mortgage financing secured by the Cross Creek Apartments in the amount of $2.0 million. The Trust received net refinancing proceeds of $884,000 after the payoff of the existing first mortgage loan of $973,000. The remainder of the refinancing proceeds were used to fund escrows for repairs, property taxes and insurance and to pay the associated closing costs. The new $2.0 million nonrecourse mortgage loan bears interest at 9.8% per annum, calls for monthly principal and interest payments of $17,850

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7.  NOTES PAYABLE (Continued)

and matures February 2000.

Also in January 1995, the Trust obtained first mortgage financing secured by the Woodcreek Apartments located in Jacksonville, Florida in the amount of $3.8 million. The Trust received net refinancing proceeds of $907,000 after the payoff of the existing mortgage loan of $2.6 million. The remainder of the refinancing proceeds were used to fund escrows for repairs, real estate taxes and insurance and to pay the associated closing costs. The new $3.8 million nonrecourse mortgage loan bears interest at 9.7% per annum, calls for monthly principal and interest payments of $33,810 and matures February 2005.

In connection with the above transactions and in accordance with the Advisory Agreement approved by the Trust's Board of Trustees, refinancing fees of $58,000 were paid to Tarragon based on the new first mortgage loans totaling $5.8 million.

NOTE 8.  INCOME TAXES

No provision has been made for federal income taxes because the Trust believes it has qualified as a Real Estate Investment Trust ("REIT") and expects that it will continue to do so.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. The Trust's management is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition.

NOTE 10.  SUBSEQUENT EVENTS

At the March 1995 Board of Trustees' meeting, the Trustees approved a new revised form of advisory agreement, effective April 1, 1995, which is to be submitted to shareholders for their approval at the next meeting of shareholders, whether annual or special. In addition to technical changes designed to clarify the responsibilities and rights of Tarragon, the new agreement eliminates the $100,000 annual base fee and certain incentive sales compensation. Moreover, it provides that real estate commissions shall be payable to Tarragon and its affiliates only following specific Board approval for each transaction rather than pursuant to a general agreement.

In April 1995, the Trust purchased the Marina Park Apartments in North Miami, Florida for $3.1 million. The Trust paid $852,000 in cash and financed the remainder through a $2.5 million first mortgage loan, which accounted for $2.2 million of the purchase price after loan closing costs and the funding of a $300,000 repair escrow deposit. This nonrecourse mortgage bears interest at the prime rate plus .5% per annum and requires payments of interest only for the first six months. Beginning in November 1995, monthly payments of principal and interest are due through maturity in May 1998. In connection with the acquisition, the Trust paid a $85,000 real estate brokerage and acquisition commission, based on the $3.1 million purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

National Income Realty Trust (the "Trust") was organized on October 31, 1978 to invest in real estate, through acquisitions, leases and partnerships and, to a lesser extent, in mortgage loans on real estate. The Trust's policy, at present, is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgages are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline.

The Trust's real estate portfolio at March 31, 1995 consisted of 53 properties located throughout the United States, with concentrations in the Southeast, 8 of which are held for sale and 45 held for investment. These properties consist of 31 apartment complexes, 14 shopping centers, 4 office buildings, three parcels of land and one single-family residence. All of the Trust's real estate, except eleven properties, is pledged to secure first mortgage notes payable.

The Trust's management plans to continue its efforts of enhancing the long-term value of shareholder investments through efficient asset and property management, as well as, selective investments in underperforming apartment properties in the same geographical regions that the Trust currently operates. Additionally, management intends to raise capital through refinancings and dispositions of certain assets and increase cash distributions to shareholders after making adequate provisions for capital investments in the Trust's existing portfolio and share repurchases.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $4.4 million at March 31, 1995, compared with $3.5 million at December 31, 1994. The principal reasons for this increase in cash are discussed in the paragraphs below. The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Trust expects that funds from such sources will be sufficient to meet the Trust's various cash needs, including, but not limited to debt service obligations, property maintenance and improvements and shareholder distributions.

On July 1, 1993, the Trust's Board of Trustees approved the resumption of regular quarterly distributions. A distribution of $614,000, or $.19 per share of beneficial interest, was declared on March 1, 1995 to be paid on April 10, 1995 to shareholders of record as of March 31, 1995. Such distribution will exceed first quarter 1995 net income by $539,000. The Trust recorded the declaration as a reduction in Consolidated Shareholders' Equity during the first quarter of 1995.

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) increased from $2.8 million for the first quarter of 1994 to $4.1 million for the corresponding period in 1995, primarily due to the six properties acquired by the Trust during 1994. Additionally, approximately $1.0 million of prior year real estate taxes were paid during the first quarter of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In February 1995, the Trust purchased the Park Side Apartments located in Los Angeles, California for $376,000 in cash. In April 1995, the Trust purchased the Marina Park Apartments in North Miami, Florida for $3.1 million. The Trust paid $852,000 in cash and financed the remainder through a $2.5 million first mortgage loan, which accounted for $2.2 million of the purchase price after loan closing costs and the funding of a $300,000 repair escrow deposit.

During the quarter ended March 31, 1995, the Trust obtained first mortgage financing on two Trust properties totaling $5.8 million, receiving net cash proceeds of $1.8 million after the payoff of $3.6 million in existing debt. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancings. The Trust intends to continue to seek financing or refinancing for various Trust properties. However, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

In January 1995, the Trust paid off a $236,000 mortgage note payable, which was secured by the Lakeview Mall in Manitowoc, Wisconsin.

During the three months ended March 31, 1995, the Trust repurchased 38,000 of its shares of beneficial interest at a total cost to the Trust of $445,000. In May 1994, the Trust's Board of Trustees authorized the Trust to repurchase up to 300,000 additional shares of beneficial interest through open market or negotiated transactions, of which 97,202 have been purchased as of March 31, 1995.

In January and February 1995, the Trust sold its remaining 39,500 shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET") for $593,000 in cash and, as a result, recorded a $412,000 gain on sale of investments.

Results of Operations

The Trust recorded net income of $75,000 for the three months ended March 31, 1995 as compared to a net loss of $234,000 for the three months ended March 31, 1994. The primary factors contributing to this improvement in the Trust's operating results are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $3.9 million for the three months ended March 31, 1994 to $4.5 million for the three months ended March 31, 1995. Of this increase, $532,000 is related to the six Trust properties acquired during 1994, two of which were obtained through foreclosure of the Trust's mortgage loans. Net rental income increased $57,000 for Trust properties held in both the first quarter of 1994 and the first quarter of 1995. The Trust's weighted average occupancy percentages for these properties during the first quarter of 1995 increased slightly for both residential and commercial properties in the Mountain region of the United States and decreased slightly for both residential and commercial properties in the Southeast region of the United States as compared to the first quarter of 1994.

Interest income decreased from $343,000 for the three months ended March 31, 1994 to $300,000 for the three months ended March 31, 1995 due to the payoff or foreclosure of five notes receivable in 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Equity in income of partnerships increased from $85,000 for the three months ended March 31, 1994 to $190,000 for the three months ended March 31, 1995 primarily due to Indcon, L.P. ("Indcon") and Sacramento Nine ("SAC 9"). Indcon's net income increased due primarily to higher rental rates and common area maintenance recoveries which were partially offset by the sale of one of the warehouses in May 1994. During the first quarter of 1994, SAC 9 extended a one month rent concession and modified a $2.1 million mortgage note, reducing the interest rate from 12% per annum to 8% per annum.

Interest expense increased from $2.5 million for the three months ended March 31, 1994 to $3.1 million for the three months ended March 31, 1995. Interest expense related to the six properties acquired by the Trust during 1994 totaled $370,000. In addition, 1994 refinancings increased interest expense $115,000, as well as, the amortization of additional loan costs which increased $49,000 for the first three months of 1995 as compared to the first three months of 1994.

Depreciation expense increased from $1.2 million for the three months ended March 31, 1994 to $1.4 million for the three months ended March 31, 1995 primarily due to the six properties acquired during 1994 and the additional depreciation of capital improvements made to Trust properties during 1994 and the first quarter of 1995. Several Trust properties during this time period have incurred major renovations including, but not limited to, Dunhill Apartments in Denver, Colorado ($541,000), Lake Point Apartments in Memphis, Tennessee ($263,000), Emerson Center Shopping Center in Atlanta, Georgia ($402,000) and Century Centre Office Building in San Mateo, California ($195,000).

General and administrative expenses, including advisory fees, decreased from $820,000 for the three months ended March 31, 1994 to $769,000 for the three months ended March 31, 1995. Advisory fees to Basic Capital Management, Inc. ("BCM") were $468,000 for the three months ended March 31, 1994 as compared to advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon") of $296,000 for the corresponding period in 1995. Under the BCM advisory agreement, which was terminated March 31, 1994, the Trust paid a monthly fee equal to .0625% of the average gross asset value of the Trust. Under the Tarragon advisory agreement, effective April 1, 1994, the Trust paid an annual base fee of $100,000 plus a monthly incentive fee equal to 16% per annum of funds from operations, as defined in the advisory agreement dated February 15, 1994. This decrease is partially offset by an increase in operating expense reimbursements to Tarragon, as well as, legal fees related to the Olive litigation, as described in "PART II. OTHER INFORMATION".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Aspects

As more fully discussed in the Trust's 1994 Form 10-K, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires a review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Trust's management has not fully evaluated the effects of implementing this statement, but expects that they will not be material as the Trust's policy has been, and will continue to be, a quarterly review and an annual detailed analysis of all property carrying values, and at such time, if necessary, a provision for possible future losses has been recorded by a charge against earnings.


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

The Modification, among other things, provided for the addition of at least three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates over the next five years. In accordance with the procedures set forth in the Modification, Irving E. Cohen, Lance Liebman, Sally Hernandez-Pinero and L. G. Schafran were appointed to the Board. In addition, BCM, Gene E. Phillips and William S. Friedman have agreed to pay a total of $1.2 million to the Trust, CMET, IORT and TCI, of which the Trust's share is $150,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits:

         Exhibit 27.0 - Financial Data Schedule

 (b)     Reports on Form 8-K as follows:

         During the quarter for which this report is filed, one current Report on Form 8-K was filed on March 14, 1995, with respect to an event occurring on March 9, 1995 reported under Item 5. "OTHER EVENTS" and
         Item 6. "RESIGNATION OF REGISTRANT'S DIRECTORS". Also, one report on Form 8-K was filed on May 3, 1995, with respect to the Advisory Agreement dated April 1, 1995 between National Income Realty Trust and Tarragon Realty Advisors, Inc.





                     [This space intentionally left blank.]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL INCOME REALTY TRUST





Date:   May 10, 1995                                                         By:/s/ William S. Friedman
     ------------------------------                                             --------------------------------
                                                                                   William S. Friedman
                                                                                   President, Chief Executive
                                                                                   Officer and Trustee





Date:   May 10, 1995                                                         By:/s/ Ivan Roth
     ------------------------------                                             ----------------------------------------
                                                                                   Ivan Roth
                                                                                   Treasurer and
                                                                                   Chief Financial Officer





Date:   May 10, 1995                                                         By:/s/ Katie Jackson
     ------------------------------                                             -------------------------------------
                                                                                   Katie Jackson
                                                                                   Vice President and
                                                                                   Chief Accounting Officer

                               INDEX TO EXHIBITS



<Captin>

Exhibit No.              Description
- -----------              -----------
  27                  Financial Data Schedule