Form 10-Q
period 1995-06-30
NATIONAL INCOME REALTY TRUST
filed 1995-08-14
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark one)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1995
                                                 --------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    --------------------    -------------------

                         Commission File Number 0-9211

                          NATIONAL INCOME REALTY TRUST
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                  94-2537061
--------------------------------           -------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


        280 Park Avenue, East Building, 20th Floor, New York, NY  10017
        ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212) 949-5000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


 Shares of Beneficial Interest, No par value              3,119,846
--------------------------------------------    ------------------------------
                 (Class)                        (Outstanding at August 4, 1995)

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


                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                        June 30,           December 31,
                                                                                     -------------        -------------
                                                                                          1995                 1994
                                                                                     -------------        -------------
                                                                                      (unaudited)           (audited)
                          Assets
                          ------
Real Estate

 Held for investment, net of accumulated depreciation
    ($41,280 in 1995 and $38,532 in 1994)   . . . . . . . . . . .                    $     184,834        $     179,086
 Held for sale, net of accumulated depreciation
    ($1,071 in 1995 and $895 in 1994)   . . . . . . . . . . . . .                            7,969                6,850
                                                                                     -------------        -------------
                                                                                           192,803              185,936
Less - allowance for estimated losses . . . . . . . . . . . . . .                             (275)                (700)
                                                                                     -------------        -------------
                                                                                           192,528              185,236
Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . . . .                           14,780               14,762
 Nonperforming, nonaccruing . . . . . . . . . . . . . . . . . . .                            1,506                1,509
                                                                                     -------------        -------------
                                                                                            16,286               16,271
Less - allowance for estimated losses . . . . . . . . . . . . . .                           (6,274)              (6,274)
                                                                                     -------------        -------------
                                                                                            10,012                9,997

Investments in partnerships . . . . . . . . . . . . . . . . . . .                           13,794               11,026
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                            1,934                3,484
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .                            3,959                3,222
Investment in marketable equity securities  . . . . . . . . . . .                              -                    593
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                            3,621                3,482
                                                                                     -------------        -------------
                                                                                     $     225,848        $     217,040
                                                                                     =============        =============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                    CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)


                                                                                        June 30,           December 31,
                                                                                     -------------        -------------
                                                                                          1995                 1994
                                                                                     -------------        -------------
                                                                                      (unaudited)           (audited)
    Liabilities and Shareholders' Equity
    ------------------------------------

Liabilities

Notes, debentures and interest payable  . . . . . . . . . . . . .                    $     147,710        $     138,316
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                            7,269                5,364
                                                                                     -------------        -------------
                                                                                           154,979              143,680
Commitments and contingencies . . . . . . . . . . . . . . . . . .
Shareholders' equity

Shares of beneficial interest, no par value; authorized
 shares, unlimited; 3,129,709 shares outstanding in 1995
 and 3,216,267 shares outstanding in 1994 (after
 deducting 375,375 shares in 1995 and 287,875 shares
 in 1994 held in treasury)  . . . . . . . . . . . . . . . . . . .                            9,397                9,657
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .                          274,418              275,178
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . . . .                         (212,946)            (211,887)
Unrealized gains on marketable equity securities  . . . . . . . .                             -                     412
                                                                                     -------------        -------------
                                                                                            70,869               73,360
                                                                                     -------------        -------------
                                                                                     $     225,848        $     217,040
                                                                                     =============        =============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except per share)
                                  (Unaudited)


                                                       For the Three Months               For the Six Months
                                                           Ended June 30,                    Ended June 30,
                                                 ---------------------------------       --------------------------
                                                      1995                 1994               1995         1994
                                                 ------------         ------------       ------------   -----------
Revenue
  Rentals   . . . . . . . . . . . . . . . .      $     10,744         $      9,580       $     21,232   $    18,739
  Interest    . . . . . . . . . . . . . . .               316                  356                616           699
  Equity in income (losses) of
  partnerships  . . . . . . . . . . . . . .               157                  (93)               347            (8)
                                                 ------------         ------------       ------------   -----------
                                                       11,217                9,843             22,195        19,430
Expenses
  Property operations   . . . . . . . . . .             6,261                5,434             12,293        10,725
  Interest  . . . . . . . . . . . . . . . .             3,139                2,689              6,210         5,218
  Depreciation  . . . . . . . . . . . . . .             1,553                1,288              2,995         2,469
  Advisory fee to prior advisor   . . . . .               -                    -                  -             469
  Advisory fee to affiliate   . . . . . . .               228                  317                524           317
  General and administrative  . . . . . . .               448                  569                920           920
  Provision for losses  . . . . . . . . . .              (425)                 -                 (425)          -
                                                 ------------         ------------       ------------   -----------
                                                       11,204               10,297             22,517        20,118
                                                 ------------         ------------       ------------   -----------
Income (loss) from operations . . . . . . .                13                 (454)              (322)         (688)
Gain on sale of real estate . . . . . . . .               110                  385                110           385
Gain on sale of investments . . . . . . . .               -                    141                412           141
                                                 ------------         ------------       ------------   -----------
Net income (loss) . . . . . . . . . . . . .      $        123         $         72       $        200   $      (162)
                                                 ============         ============       ============   ===========
Earnings per share

  Income (loss) from operations   . . . . .      $        -           $       (.14)      $       (.10)  $      (.21)
  Gain on sale of real estate   . . . . . .               .04                  .12                .03           .12
  Gain on sale of investments   . . . . . .               -                    .04                .13           .04
                                                 ------------         ------------       ------------   -----------
Net income (loss) . . . . . . . . . . . . .      $        .04         $        .02       $        .06   $      (.05)
                                                 ============         ============       ============   ===========

Weighted average shares of
  beneficial interest used in
  computing earnings per share  . . . . . .         3,159,024            3,310,002          3,174,530     3,342,870
                                                 ============         ============       ============   ===========



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)




                                                                             Accumulated   Unrealized
                                            Shares of                       Distributions   Gains on
                                       Beneficial Interest                  in Excess of   Marketable
                                      --------------------     Paid-in      Accumulated      Equity     Shareholders'
                                        Shares    Amount       Capital        Earnings     Securities     Equity
                                      --------- ----------    ----------    -----------    ----------    -----------
Balance, January 1, 1995  . . .       3,216,267 $    9,657    $  275,178    $  (211,887)   $      412     $   73,360

Repurchase of shares
   of beneficial interest   . .         (87,500)      (263)         (768)           -             -           (1,031)

Cash distributions
   ($0.39 per share)  . . . . .             -          -             -           (1,248)          -           (1,248)

Stock dividends . . . . . . . .             942          3             8            (11)          -              -

Realized gains on sale of
   marketable equity securities             -          -             -              -            (412)          (412)

Net income  . . . . . . . . . .             -          -             -              200           -              200
                                      --------- ----------    ----------    -----------    ----------    -----------
Balance, June 30, 1995
   (Unaudited)  . . . . . . . .       3,129,709 $    9,397    $  274,418    $  (212,946)   $      -      $    70,869
                                      ========= ==========    ==========    ===========    ==========    ===========





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                         For the Six Months
                                                                                             Ended June 30,
                                                                                   -------------------------------
                                                                                      1995                  1994
                                                                                   ----------            ----------
 Cash Flows from Operating Activities
  Rentals collected . . . . . . . . . . . . . . . . . . . . . . .                  $   21,126           $    18,402
  Interest collected  . . . . . . . . . . . . . . . . . . . . . .                         584                   652
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .                      (6,090)               (4,783)
  Payments for property operations  . . . . . . . . . . . . . . .                     (11,304)              (11,402)
  General and administrative expenses paid  . . . . . . . . . . .                        (891)                 (626)
  Advisory fee paid to affiliate  . . . . . . . . . . . . . . . .                        (622)                 (333)
  Advisory fee paid to prior advisor  . . . . . . . . . . . . . .                         -                    (342)
  Payments for deferred borrowing costs . . . . . . . . . . . . .                        (500)                 (676)
                                                                                   ----------            ----------
    Net cash provided by operating activities   . . . . . . . . .                       2,303                   892

Cash Flows from Investing Activities
  Acquisition of real estate  . . . . . . . . . . . . . . . . . .                      (2,332)               (1,075)
  Real estate improvements  . . . . . . . . . . . . . . . . . . .                      (3,317)                 (903)
  Proceeds from sale of real estate . . . . . . . . . . . . . . .                         329                   -
  Collections on notes receivable . . . . . . . . . . . . . . . .                          10                   255
  Acquisition of partnership interest . . . . . . . . . . . . . .                        (462)                  -
  Distribution from a partnership's investing activities  . . . .                         -                     852
  Net distributions from partnerships . . . . . . . . . . . . . .                         559                   181
  Proceeds from sale of investments . . . . . . . . . . . . . . .                         593                   210
                                                                                   ----------            ----------
    Net cash (used in) investing activities   . . . . . . . . . .                      (4,620)                 (480)

Cash Flows from Financing Activities
  Borrowings from financial institutions  . . . . . . . . . . . .                       8,800                12,600
  Payments of mortgage notes payable  . . . . . . . . . . . . . .                      (6,251)               (9,358)
  Payments to prior advisor . . . . . . . . . . . . . . . . . . .                         -                    (132)
  Borrowings on margin account  . . . . . . . . . . . . . . . . .                         188                   187
  Replacement escrow (deposits) receipts, net . . . . . . . . . .                        (325)                   52
  Repurchase of shares of beneficial interest . . . . . . . . . .                      (1,031)               (1,571)
  Distributions to shareholders . . . . . . . . . . . . . . . . .                        (614)                 (919)
  Cash collateral deposited . . . . . . . . . . . . . . . . . . .                         -                    (750)
                                                                                   ----------            ----------
    Net cash provided by financing activities   . . . . . . . . .                         767                   109
                                                                                   ----------            ----------
Net increase (decrease) in cash and cash equivalents  . . . . . .                      (1,550)                  521
Cash and cash equivalents, beginning of period  . . . . . . . . .                       3,484                 1,060
                                                                                   ----------            ----------
Cash and cash equivalents, end of period  . . . . . . . . . . . .                  $    1,934            $    1,581
                                                                                   ==========            ==========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                   ---------------------------------
                                                                                     1995                   1994
                                                                                   ----------             ----------
Reconciliation of net income (loss) to net cash
  provided by operating activities
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .                  $       200            $     (162)

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
  Gain on sale of real estate . . . . . . . . . . . . . . . . . .                         (110)                 (385)
  Gain on sale of investments . . . . . . . . . . . . . . . . . .                         (412)                 (141)
  Provision for losses  . . . . . . . . . . . . . . . . . . . . .                         (425)                  -
  Depreciation and amortization . . . . . . . . . . . . . . . . .                        3,286                 2,697
  Equity in (income) losses of partnerships . . . . . . . . . . .                         (347)                    8
  (Increase) in interest receivable . . . . . . . . . . . . . . .                          (32)                  (47)
  (Increase) in other assets  . . . . . . . . . . . . . . . . . .                         (711)                 (961)
  Increase (decrease) in other liabilities  . . . . . . . . . . .                          899                  (442)
  (Decrease) increase in interest payable . . . . . . . . . . . .                          (45)                  325
                                                                                    ----------            ----------
    Net cash provided by operating activities   . . . . . . . . .                   $    2,303            $      892
                                                                                    ==========            ==========


Supplemental schedule of noncash investing and financing activities

Assets acquired and liabilities incurred in connection
  with the acquisition of real estate
  Real estate . . . . . . . . . . . . . . . . . . . . . . . . . .                   $    7,973            $    4,777
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                          214                    39
  Mortgage debt . . . . . . . . . . . . . . . . . . . . . . . . .                       (5,743)               (3,711)
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . .                         (112)                  (30)
                                                                                    ----------            ----------
    Cash paid   . . . . . . . . . . . . . . . . . . . . . . . . .                   $    2,332            $    1,075
                                                                                    ==========            ==========

Note payable from acquisition of economic interest
  in partnership  . . . . . . . . . . . . . . . . . . . . . . . .                   $   (2,500)           $      -

Mortgage debt released in connection with litigation
  settlement  . . . . . . . . . . . . . . . . . . . . . . . . . .                   $    1,020            $      -




             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").

Certain 1994 balances have been reclassified to conform to the 1995 presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Effective January 1, 1995, the Trust adopted, as required, Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings". This statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement".
Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or, if the note is collateral dependent, on the fair value of the collateral. The Trust also adopted, as required, SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", which eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoptions.

NOTE 3.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships, accounted for using the equity method, consisted of the following at June 30, 1995:

                 Sacramento Nine ("SAC 9")  . . . . . . . . . . .               $   2,195
                 Indcon, L.P. ("Indcon")  . . . . . . . . . . . .                   8,502
                 801 Pennsylvania Avenue  . . . . . . . . . . . .                   3,000
                 Other  . . . . . . . . . . . . . . . . . . . . .                      97
                                                                                 --------
                                                                                 $ 13,794
                                                                                 ========

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

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN PARTNERSHIPS (Continued)

The Trust and CMET are also partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 40% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, formerly known as Adams Properties Associates, which owned 32 industrial warehouses at June 30, 1995. The Trust, as a noncontrolling partner, accounts for its investment in Indcon using the equity method.

In June 1995, the Trust acquired an effective 50% economic interest in the ownership of an office building located at 801 Pennsylvania Avenue, Washington, D.C. (the "Property"). This interest was acquired through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash and a $2.5 million promissory note (the "Trust Note"), which bears interest at the Prime Rate plus 1% per annum and matures December 1995.
In accordance with the terms of the Note, the Trust's $3.0 million investment is to be repaid from Property cash flow after operating expenses at the rate of 11% per annum on $500,000 and on $2.5 million at the Prime Rate plus 1% per annum. The Trust is also to receive interest at 11% per annum on any additional advances made to the Property. The balance of the Note may be satisfied by payment of 50% of all funds available after Property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Note is guaranteed by the principals of the borrower until the Trust Note is paid in full at which time the Note becomes nonrecourse to all parties and is secured only by the Property.

The following information summarizes the results of operations of partnerships the Trust accounts for using the equity method for the six months ended June 30, 1995:

                 Rentals  . . . . . . . . . . . . . . . . . . . .                $   4,806

                 Depreciation . . . . . . . . . . . . . . . . . .                   (1,172)
                 Property operations  . . . . . . . . . . . . . .                   (1,513)
                 Interest . . . . . . . . . . . . . . . . . . . .                   (1,544)
                                                                                 ---------
                 Net income . . . . . . . . . . . . . . . . . . .                $     577
                                                                                 =========

NOTE 4.  NOTES  AND INTEREST RECEIVABLE

As disclosed in the Trust's 1994 Form 10-K, in January 1995, the Trust agreed to a modification of the terms of a $1.6 million first mortgage note receivable, secured by 4.5 acres of land and improvements, a 177,397 square foot shopping center, (subject to a ground lease) in Dallas, Texas. In accordance with the modified terms, the Trust released part of the land securing the loan (approximately 15,000 square feet), and in exchange, the ground lease was terminated. Additionally, the mortgage interest rate was increased from 15% per annum to 18% per annum and the maturity date was shortened 20 months from September 1997 to January 1996. The Trust recognized no gain or loss on the modification.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  REAL ESTATE

As previously disclosed in the Trust's 1994 Form 10-K, in 1993, the State of Wisconsin commenced eminent domain proceedings to acquire the Pepperkorn Building located in Manitowoc, Wisconsin ("Pepperkorn"). The Trust originally purchased Pepperkorn in July 1991 for $1.1 million, paying $130,000 in cash and financed the remainder through a $1.0 million promissory note. Concurrently with the acquisition, the former owner and primary tenant (the "Seller") signed a lease at another one of the Trust's properties, the Lakeview Mall, also located in Manitowoc, Wisconsin. The terms of this transaction, as well as the condemnation proceeds offered by the State of Wisconsin, have been in litigation since 1993. In May 1995, the court found, among other things, the $1.0 million promissory note made by the Trust and the related lease, prior to the May 1995 judgment, between the Trust and the Seller were unenforceable. Accordingly, the note balance was offset against the carrying value of the Property, the net rent receivable and the preliminary condemnation award of approximately $200,000. As a result, the Trust reversed a previously recorded provision for loss in the amount of $700,000 during the second quarter of 1995. The condemnation amount is currently under appeal, and although the Trust anticipates a successful outcome, there is no assurance that additional condemnation proceeds will be awarded.

During the first half of 1995, the Trust purchased four apartment complexes, as more fully described below, and in connection with these acquisitions paid Tarragon Realty Advisors, Inc. ("Tarragon") real estate acquisition fees totaling $76,800. Also in May 1995, the Trust sold a parcel of land in Dallas, Texas for $357,700 in cash, receiving net cash proceeds of $329,000 after closing costs, and recorded a gain on the sale of $110,000.

In February 1995, the Trust purchased the Park Side Apartments, a 39-unit apartment complex in Los Angeles, California for $376,000 in cash.

In April 1995, the Trust purchased the Marina Park Apartments, a 90-unit apartment complex in North Miami, Florida for $3.1 million. The Trust financed a portion of the purchase price through a $2.5 million first mortgage loan, which accounted for $2.2 million of the purchase price after loan closing costs and the funding of a $300,000 repair escrow deposit. This mortgage bears interest at the prime rate plus .5% per annum and requires payments of interest only for the first six months. Beginning in November 1995, monthly payments of principal and interest are due through maturity in May 1998. The balance of the purchase price, along with closing costs, of $961,000 was paid in cash.

In May 1995, the Trust purchased the Mustang Creek Apartments, a 120-unit complex in Arlington, Texas for $3.4 million. The Trust obtained first mortgage financing in the amount of $2.7 million and paid the remaining purchase price, as well as the related closing costs, of $770,000 in cash. Monthly payments of principal and interest, calculated on a 25-year amortization, are called for under the new loan terms and the note matures May 1996.

In June 1995, the Trust purchased the Park Norton Apartments, a 56-unit complex located in Los Angeles, California for $705,000. Financing in the amount of $564,000 was provided by the City of Los Angeles multifamily bond program. In accordance with the loan terms, a portion of the apartment units will be rented to Low Income Tenants, as defined in the related Regulatory Agreement. The loan calls for monthly principal and interest payments with interest based on the weighted average interest rate of the bonds, currently 5.64% per annum, and matures June 2005. The remaining purchase price, including closing costs, of $147,000 was paid in cash.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  INVESTMENTS IN MARKETABLE SECURITIES

During the first quarter of 1995, the Trust sold 39,500 shares of beneficial interest of CMET for $593,000 and, as a result, recorded a $412,000 gain on sale of investments.

NOTE 7.  NOTES PAYABLE

During the six months ended June 30, 1995, the Trust obtained first mortgage financing on three Trust properties totaling $8.8 million. Net cash proceeds of $3.3 million were received after the payoff of $4.8 million in existing mortgage debt. The balance of the refinancing proceeds was used to fund escrows for real estate taxes, insurance and repairs as well as pay the associated closing costs. In connection with these 1995 refinancings, the Trust paid refinancing fees of $88,000 to Tarragon. The following table illustrates these transactions:

                                                  NEW LOANS                                          PRIOR LOANS
                       ------------------------------------------------------------       --------------------------------
                          Month        Maturity    Mortgage    Interest     Debt          Mortgage    Interest       Debt
  Property             Refinanced        Date      Balance       Rate     Service(B)       Balance       Rate      Service(B)
-----------            ----------     ----------  ---------    --------   ---------       ----------   -------     --------
    Crosscreek           January       Feb-2000   $   2,000      9.78%     $   18         $     964      9.50%       $   9
    Woodcreek, FL        January       Feb-2005       3,800      9.73%         34             2,568      8.50%          26
    Park Dale              June        Jul-2005       3,000      8.30%         24             1,307      9.50%          11
                                                  ---------    -------     ------         ----------     -----       -----
                                                  $   8,800      9.25%(A)  $   76         $   4,839      8.97%(A)    $  46
                                                  =========    =======     =======        ==========     =====       =====

(A) Represents weighted average interest rate per annum.

(B) Debt service amounts are based on average monthly payments.

NOTE 8.  INCOME TAXES

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

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10.  ADVISORY AGREEMENT

At the March 1995 Board of Trustees' meeting, the Trustees approved a new revised form of advisory agreement, effective April 1, 1995, which is to be submitted to shareholders for their approval at the next meeting, whether annual or special. In addition to technical changes designed to clarify the responsibilities and rights of Tarragon, the new agreement eliminates the $100,000 annual base fee and certain incentive sales compensation. Moreover, it provides that real estate brokerage commissions shall be payable to Tarragon and its affiliates only following specific Board approval for each transaction rather than pursuant to a general agreement.

NOTE 11.  SUBSEQUENT EVENT

On July 13, 1995, the Trust purchased a tract of land adjacent to the K-Mart Shopping Center in Kansas City, Missouri for $125,000. Simultaneous with the purchase, the Trust sold the K-Mart Shopping Center and the tract of land, keeping a small portion of the undeveloped land, for $2.2 million. The Trust received net cash proceeds of $855,000 after the first lien payoff $1.1 million and other related closing costs, and which included a $414,000 discounted payoff of the K-Mart lease. During the second quarter of 1995, the Trust recorded a provision for loss of $275,000 to account for the excess carrying value of the property over the related sales price.





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

The Trust's real estate portfolio at June 30, 1995 consisted of 56 properties located throughout the United States, with concentrations in the Southeast, 8 of which are held for sale and 48 held for investment. These properties consist of 34 apartment complexes, 14 shopping centers, 4 office buildings, three parcels of land and one single-family residence. All of the Trust's real estate, except twelve properties, is pledged to secure first mortgage notes payable.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $1.9 million at June 30, 1995, compared with $3.5 million at December 31, 1994. The principal reasons for this decrease in cash are discussed in the paragraphs below. The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Trust expects that funds from such sources will be sufficient to meet the Trust's various cash needs, including, but not limited to debt service obligations, property maintenance and improvements and shareholder distributions.

Funds from operations increased 21% to $1.4 million for the second quarter of 1995 from $1.1 million for the second quarter of 1994. For the first half of 1995, funds from operations totaled $2.8 million, up 19% from $2.3 million for the first six months of 1994. Funds from operations is defined as net income
(loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

 Operating Activities

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) increased to $9.8 million for the first six months of 1995 from $7.0 million for the corresponding period in 1994, primarily due to the properties acquired by the Trust during 1994 and 1995. Additionally, approximately $1.0 million of prior year real estate taxes were paid during the first half of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

 Investing Activities

The Trust purchased four apartment complexes during the first half of 1995 increasing the Trust's multifamily portfolio by 305 units to 6,092 units. These properties are located in the same geographical areas where the Trust currently operates, in Texas, Florida and California, and were acquired in separate transactions for an aggregate $8.0 million purchase price, including closing costs and commissions. The Trust paid $2.3 million of this purchase price in cash and financed the remainder, primarily through first mortgage financing.

In June 1995, the Trust sold a tract of land in Dallas, Texas for $357,700 in cash, receiving net cash proceeds of $329,000 after closing costs and recorded a $110,000 gain on the sale.

The Trust made $3.3 million of capital improvements to its properties during the first half of 1995 as compared to $903,000 during the first half of 1994. Several Trust properties are undergoing major rehabilitation in order to prepare the properties for occupancy, including but not limited to The Vistas at Lake Worth, formerly the Woodlake Apartments, Dunhill Apartments, and Parkside Apartments, acquired in February 1995. The Trust is also renovating several other properties, including Woodcreek Apartments in Florida, Sandstone Apartments, Lakepoint Apartments, and the Lakeview Mall, in an effort to increase occupancy levels. Aggregate real estate improvements to these properties during the six months ended June 30, 1995 totaled approximately $1.7 million. The Trust expects capital improvement expenditures during the second half of 1995 to total $3.0 million.

Also in June 1995, the Trust acquired an effective 50% economic interest in the ownership of an office building in Washington, D.C. (the "Property"). This interest was acquired through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash, including approximately $38,000 of legal fees which were unpaid as of June 30, 1995, and a $2.5 million promissory note that accrues interest at the Prime Rate plus 1% per annum and matures December 1995. In accordance with the terms of the agreement, the Trust's $3.0 million investment is to be repaid from Property cash flow after operating expenses at the rate of 11% per annum on $500,000 and on $2.5 million at the Prime Rate plus 1% per annum. The balance of the Note is to be satisfied by payment of 50% of all funds available after property operating expenses plus 50% of the proceeds from any sale and any refinancing.

In January and February 1995, the Trust sold its remaining 39,500 shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET") for $593,000 in cash and, as a result, recorded a $412,000 gain on sale of investments.

 Financing Activities

During the six months ended June 30, 1995, the Trust obtained first mortgage financing on three Trust properties totaling $8.8 million and received net cash proceeds of $3.3 million, after the payoff of $4.8 million in existing mortgage debt. The balance of the refinancing proceeds was used to fund escrows and pay the associated closing costs. In addition, the maturity date of the $581,000 mortgage note secured by a first lien mortgage on the Acadian Apartments, originally scheduled to mature in March 1995, was extended one year to April 1996. As scheduled, in January 1995, the Trust paid in full the $236,000 mortgage note secured

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

 Financing Activities (Continued)

by the Lakeview Mall. It is the Trust's intention to either pay the mortgage loans when due or seek to extend the due dates by one, two or more years while attempting to obtain long term financing. However, while management is confident of its ability to acquire refinancing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

During the six months ended June 30, 1995, the Trust repurchased 87,500 of its shares of beneficial interest at a total cost to the Trust of $1.0 million. In May 1994, the Trust's Board of Trustees authorized the Trust to repurchase up to 300,000 shares of beneficial interest of which 146,702 have been purchased to date.

Cash distributions to shareholders totaling $1.2 million, or $0.39 per share, have been declared by the Trust's Board of Trustees during 1995. Of this total, $614,000 had been distributed as of June 30, 1995. The balance was distributed in July 1995. On July 31, 1995, the Trust announced a $0.20 per share cash dividend and a 10% stock dividend both payable on September 30, 1995 to shareholders of record as of September 15, 1995. This represents the Trust's ninth cash distribution and the third stock dividend since the resumption of regular quarterly distributions in September 1993.

Results of Operations

The Trust's net operating results increased from net income of $72,000 and a net loss of $162,000 for the three and six month periods ended June 30, 1994 to net income of $123,000 and $200,000 for the three and six month periods ended June 30, 1995. The following discussion explains the primary changes in the Trust's net operating results.

Net rental income (rental income less property operating expenses) increased from $4.1 million and $8.0 million for the three and six month periods ended June 30, 1994 to $4.5 million and $8.9 million for the three and six month periods ended June 30, 1995.

  Multifamily Properties

  The Trust's multifamily portfolio, which accounts for 71% of the Trust's consolidated net rental income and includes 6,092 units at June 30, 1995, reported an increase in net rental income of $393,000, or 14%, and $997,000, or 18.5%, for the three and six month periods ended June 30, 1995 as compared to the corresponding periods in 1994. Of these increases, $491,000 and $968,000, respectively, are related to the five multifamily properties acquired in 1994 and the four multifamily properties acquired during the first half of 1995. For multifamily properties held in both the first half of 1994 and 1995, net rental income decreased $98,000 and increased $29,000 for the three and six month periods ended June 30, 1995 as compared to the corresponding periods in 1994. Although the Trust has benefited from higher rental rates on these properties, in an effort to increase occupancy levels, the Trust has incurred a larger number of leasing concessions and other related expenses preparing vacant units for future tenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Commercial Properties

  The Trust's commercial portfolio included 1.7 million square feet at June
  30, 1995. The K-Mart Shopping Center in Indianapolis, Indiana was a new addition to the Trust's commercial portfolio in December 1994 and contributed an additional $76,000 and $125,000, respectively, net rental income for the three and six month periods ended June 30, 1995. Commercial properties held in both years experienced a $166,000 and $173,000 decrease in net rental income for the three and six month periods ended June 30, 1995 as compared to the same periods in 1994 principally due to a greater number of leasing discounts and concessions extended to increase occupancy levels, which were slightly lower than those reported in 1994.

Equity in income (losses) of partnerships increased from an $8,000 loss for the six months ended June 30, 1994 to income of $347,000 for the six months ended June 30, 1995 primarily due to the Trust's investments in the Indcon, L.P. ("Indcon") and Sacramento Nine ("SAC 9") partnerships. Indcon, in which the Trust holds a 40% interest, reported increases in rental income due to higher rental rates and increases in common area cost recovery income. This partnership also decreased certain expenses in areas such as depreciation, insurance and real estate tax expenses. SAC 9, in which the Trust holds a 70% interest, modified a $2.1 million mortgage note during 1994 reducing the interest rate from 12% per annum to 8% per annum and the related interest expense by $56,000.

Interest expense increased from $2.7 million and $5.2 million for the three and six month periods ended June 30, 1994 to $3.1 million and $6.2 million for the three and six month periods ended June 30, 1995. Prior and current year acquisitions increased interest expense a total of $304,000 and $674,000, respectively, for these periods. In addition, the 1994 and 1995 debt refinancings increased interest expense by $272,000 and $414,000 for the three and six month periods ended June 30, 1995 as compared to the same periods in 1994. Additional loan cost amortization of $82,000 was also recorded in 1995.

Depreciation expense increased from $1.3 million and $2.5 million for the three and six month periods ended June 30, 1994 to $1.6 million and $3.0 million for the three and six month periods ended June 30, 1995 primarily due to the properties acquired during 1994 and 1995 and the additional depreciation of capital improvements made to Trust properties during 1994 and the first six months of 1995.

Advisory fees decreased $89,000 and $262,000 for the three and six month periods ended June 30, 1995 as compared to the same periods in 1994. The Trust changed advisors from Basic Capital Management ("BCM") to Tarragon Realty Advisors, Inc. ("Tarragon") effective April 1, 1994. Under the BCM advisory agreement, the Trust paid a monthly fee equal to .0625% of the average gross asset value of the Trust. The Tarragon advisory agreement called for a $100,000 base fee, which was eliminated in the 1995 agreement, and a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement and approved by the Trust's Board of Trustees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

The Trust reported a provision for loss credit of $425,000 for the six months ended June 30, 1995. A provision for loss of $275,000 was recorded in June 1995 due to the sale of the K-Mart Shopping Center in Kansas City, Missouri in July 1995. In June 1995, the litigation involving the Trust's acquisition of the Pepperkorn Office Building in Manitowoc, Wisconsin was resolved and as a result of the court's judgment, the Trust reversed a previously recorded provision for loss of $700,000. See NOTE 5. REAL ESTATE for a more detailed discussion.

For the six months ended June 30, 1994, the Trust reported a gain on the sale of real estate of $385,000 related to the sale of a warehouse by Indcon in May 1994. For the six months ended June 30, 1995, the Trust reported a gain of $110,000 on the sale of a tract of land in Dallas, Texas. The Trust also recognized a gain on sale of investments of $141,000 during 1994 and $412,000 during 1995 attributable to the sale of the shares of beneficial interest of Continental Mortgage and Equity Trust.

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

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs (including governmental fines and injuries to persons and property) relating to hazardous or toxic substances where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements

In March 1995, the FASB issued SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires that long-lived assets be reviewed for impairment "...whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized," by a charge against earnings, equal to "...the amount by which the carrying amount of the asset exceeds the fair value of the asset." If impairment of a long-lived asset is recognized, the carrying value of the asset shall be reduced by the amount of the impairment and shall be accounted for as the asset's "new cost", and such new cost shall be depreciated over the asset's remaining useful life.

SFAS No. 121 also requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying value to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall result in adjustments to the asset's carrying value with a corresponding charge or credit to earnings, but the adjusted carrying value may not exceed the asset's carrying value when originally classified as held for sale. Long-lived assets held for sale are not to be depreciated.

SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Trust has not fully evaluated the effects of adopting SFAS No. 121 but anticipates that the Trust's policy with regard to the classification of revenue producing properties as assets held for sale prior to entering into a firm contract of sale may require reevaluation.

The Trust estimates that if SFAS No. 121 had been adopted effective January 1, 1995, its depreciation would have been reduced by $83,000 and net income would have increased by like amount for the six months ended June 30, 1995, and a provision for loss for either impairment of its properties held for investment or a decline in estimated fair value less cost to sell of its properties held for sale would not have been required.





                     [This space intentionally left blank.]

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits:

         Exhibit 27.0 - Financial Data Schedule

 (b)     Reports on Form 8-K as follows:

         During the quarter for which this report is filed, one current Report on Form 8-K was filed on May 3, 1995, with respect to the Advisory Agreement dated April 1, 1995, between National Income Realty Trust and Tarragon Realty Advisors, Inc. reported under Item 5. "OTHER EVENTS" and Item 7. "FINANCIAL STATEMENTS AND EXHIBITS".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL INCOME REALTY TRUST





Date: August 8, 1995                         By: /s/ John A. Doyle
      ---------------------                      ---------------------------
                                                 John A. Doyle
                                                 Chief Financial Officer and
                                                 Chief Operating Officer





Date: August 8, 1995                         By: /s/ Katie Jackson
     ---------------------                       ----------------------------
                                                 Katie Jackson
                                                 Vice President and
                                                 Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
 27.0                            Financial Data Schedule
