Form 10-K/A
period 1994-12-31
NATIONAL INCOME REALTY TRUST
filed 1995-10-13
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-K/A
(mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]*

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

* Fee paid previously with original filing.

                                    INDEX TO
                         ANNUAL REPORT ON FORM 10-K/A

                                                                                                                    Page
                                                                                                                    ----
                                                               PART I
Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5

Item 3.     Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13

Item 4.     Submission of Matters to a Vote of Security
               Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14

                                                               PART II

Item 5.     Market for Registrant's Shares of Beneficial
               Interest and Related Shareholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . .         15

Item 6.     Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18

Item 8.     Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . .         27

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62

                                                               PART III

Item 10.    Trustees, Executive Officers and Advisor of the
               Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62

Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         76

Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . .         78

                                                               PART IV

Item 14.    Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         83

            Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         85

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

Competition

The Trust's plan of operation for 1995 is to continue to improve the quality of its properties through a consistent capital investment program and, to the extent surplus funds and attractive investments are available, to acquire additional moderate income, ten to twenty-five year old, multifamily properties in areas where the Trust currently owns and operates multifamily properties. The Trust's objective subsequent to consummating a property acquisition is to improve occupancy levels and rents through capital improvements and intensive management efforts. The Trust has not experienced any significant differences in competition in the various regions of the United States in which it invests.
<R/>

Management believes that ownership of properties in which the Trust invests is highly fragmented among individuals, partnerships, public and private corporations and other real estate investment trusts and that no particularly dominant entities exist in the market for such properties. At any given time, a significant number of multifamily properties are available for purchase where the Trust's properties are concentrated. Management believes that there is and will continue to be a strong demand for well maintained, affordable housing in the markets in which it operates. Management believes that the factors discussed above provide a market where a sufficient number of attractive investment opportunities will be available to allow the Trust to implement its business plan. However, since the success of any multifamily real estate investment is impacted by other factors outside the control of the Trust, including general demand for apartment housing, interest rates, operating costs and the ability to attract and retain qualified property managers, there can be no assurances that the Trust will be successful in the implementation of its business plan.
<R/>

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






                     [This space intentionally left blank.]

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




Although the Trust has typically invested in developed real estate, the Trust intends to invest increasing amounts in major apartment renovations and new construction or development either directly or in partnership with unaffiliated partners. To the extent that the Trust invests in construction and development projects, the Trust would be subject to business risks, such as cost overruns and delays, associated with such higher risk activities. The Trust purchased the unoccupied Woodlake Run Apartments, in Fort Worth, Texas, in December 1994. The Trust plans to rehabilitate and expand the property with funds from the general working capital of the Trust, at an estimated cost of $5.0 million, and anticipates it will be completed by the end of 1996.


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





                     [This space intentionally left blank.]

Properties Held for Investment. Set forth below are the Trust's properties held for investment and the annual net rental revenue for apartments and commercial properties and occupancy thereof at December 31, 1994 and 1993. Net rental revenue represents gross revenue per property, net of all rental losses, including rental concessions.



                                                                                       Net
                                                                                      Rental
                                                                                      Revenue                  Occupancy
                                                 Rentable       Square          ---------------------    ---------------------
    Property                Location              Units         Footage          1994          1993       1994          1993
----------------         --------------        ------------     -------         -------       -------    -------       -------
                                                                               (Dollars in thousands)
APARTMENTS
----------

Bayfront                 Houston, TX                 200        172,720        $  1,071      $  1,044        95%           97%
Bay West                 Bradenton, FL               299        323,774           1,787         1,586        95%           92%
Bryan Hill               Bethany, OK                 232        193,500             152           (A)        97%           (A)
Carlyle Towers           Detroit, MI                 163        247,850           1,420         1,380        91%           88%
Cornell                  Los Angeles, CA              55         30,150             324           363       100%           84%
Creekwood North          Altamonte Springs, FL       180        166,500             887           841        91%           89%
Cross Creek              Lexington, KY               144        102,258             774           735        97%           93%
Diamond Loch             Fort Worth, TX              138        139,354             734           741        95%           92%
Dunhill/Devonshire       Denver, CO                  480        324,000           1,295           806        70%           55%
Fenway Hall              Los Angeles, CA              53         27,175             243           286        85%           92%
Flannery House           Baton Rouge, LA             120        143,450             566           550        86%           93%
Forest Oaks              Lexington, KY               154        132,460             150           (A)        98%           (A)
Heather Hills            Temple Hills, MD            459        401,029           3,622         3,758        94%           95%
Huntington Green         West Town, PA                80         80,240             541           393        91%           93%
Kirklevington            Lexington, KY               126         99,080             627           624        97%           92%
Lake Point               Memphis, TN                 540        540,160           2,236         1,304        82%           92%
Mariposa Manor           Los Angeles, CA              41         19,710              37           (A)        81%           (A)
Martins Landing          Lakeland, FL                236        207,704             225           (A)        96%           (A)
Palm Court               Miami, FL                   144        125,280             918           860        97%           97%
Park Dale Gardens        Dallas, TX                  224        206,640             998           908        93%           88%
Pheasant Pointe          Sacramento, CA              215        178,666           1,233         1,190        91%           87%
Pinecrest                Ft. Lauderdale, FL          323        226,065           2,669         2,434        94%           92%
Plaza Hills              Kansas City, MO              66         67,464             411           383        97%          100%
Prado Bay                Miami, FL                   123        109,756             907           861        96%           95%
Sandstone                Denver, CO                  278        187,450           1,088         1,048        85%           97%
Spring Pines             Houston, TX                 136        118,430             575           557        83%           88%
Summit on the Lake       Fort Worth, TX              198        138,262             736           (A)        95%           (A)
Woodcreek                Denver, CO                  120         99,622             797           707        96%           98%
Woodcreek                Jacksonville, FL            260        199,484           1,233         1,260        95%           93%
                                                   -----      ---------        --------      --------        ---           ---
                                                   5,787      5,008,233        $ 28,256      $ 24,619        90%           89%
                                                   =====      =========        ========      ========        ===           ===


OFFICE BUILDINGS
----------------

Century Centre II        San Mateo, CA                 -        171,256    $   2,850    $   3,148         91%         97%
Emerson Center           Atlanta, GA                   -        126,979          705          641         51%         46%
NW O'Hare                Des Plaines, IL               -        128,562        1,171        1,124         65%         64%
Rancho Sorrento          San Diego, CA                 -        146,839        1,528        1,140         76%         70%
                                                                -------    ---------    ---------         ---         ---

                                                                573,636    $   6,254    $   6,053         72%         71%
                                                                =======    =========    =========         ===         ===

_____________________________________________________
(A) Property acquired during 1994.

                                                                                     Net
                                                                                    Rental
                                                                                    Revenue              Occupancy
                                               Rentable      Square            ------------------    ------------------
    Property                 Location            Units       Footage            1994       1993        1994      1993
----------------          --------------       ---------     -------           --------  --------    --------  --------
                                                                              (Dollars in thousands)
SHOPPING CENTERS
----------------

Emerson Center           Atlanta, GA               -          17,733          $   121    $    86          89%       31%
K-Mart Plaza(A)          Charlotte, NC             -         117,200               85        218           3%      100%
K-Mart Plaza(B)          Kansas City, MO           -          84,180              258        259         100%      100%
K-Mart Plaza             Temple Terrace, FL        -          63,887              235        234         100%      100%
K-Mart Plaza(C)          Thomasville, GA           -          55,552              164        165         100%      100%
Lakeview Mall            Manitowoc, WI             -         224,613              425        434          70%       69%
Midland Plaza            Midland, MI               -          30,650              135        151         100%      100%
Midway Mills             Carrollton, TX            -          72,065              715        649          97%       86%
Northside Mall           Gainesville, FL           -         139,337              656        669          99%      100%
Southgate                Waco, TX                  -          94,675              314        313          73%       79%
                                                             -------          -------    -------          ---       ---
                                                             899,892          $ 3,108    $ 3,178          76%       88%
                                                             =======          =======    =======          ===       ===

LAND HELD FOR IMPROVEMENTS
--------------------------

Woodlake Run             Fort Worth, TX            -               -                -          -            -         -

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.


--------------
(A) Lease expired January 1994 and at December 31, 1994, had not been re-leased.
(B) K-Mart vacated premises. Rent is being paid in accordance with the lease which expires November 1999.
(C) Lease expires September 2004. During the first quarter of 1995, K-Mart moved out and sublet the space to two tenants.

Properties Held for Sale. Set forth below are the Trust's properties held for sale (primarily obtained through foreclosure), except for a single-family residence, and the annual net rental revenue for apartments and commercial properties and occupancy thereof at December 31, 1994 and 1993. Net rental revenue represents gross revenue per property, net of rental losses.


                                                                                 Net
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

(C) K-Mart vacated the premises. Lease, which expires October 1999, has been assigned to the City of Indianapolis.


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

Set forth below are the Trust's investments in partnership properties and the annual net rental revenue and occupancy thereof at December 31, 1994 and 1993. Net rental revenue represents gross revenue per property, net of all rental losses, including rental concessions.



                                                                                Net
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






                     [This space intentionally left blank.]

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


Also, see ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT" - Trustees for a description of the Modification as it relates to certain changes in Members of the Board of Trustees, and see ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under the subcaption "Restrictions on Related Party Transactions" as to certain required levels of approval for certain defined categories of transactions.


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





                     [This space intentionally left blank.]

ITEM 6.  SELECTED FINANCIAL DATA



                                                               For the Years Ended December 31,
                                         ------------------------------------------------------------------------------
                                            1994             1993             1992             1991             1990
                                         ----------       ----------       ----------       ----------       ----------
                                                            (dollars in thousands, except per share)

EARNINGS DATA
Income  . . . . . . . . . . . . . . .      $   40,135     $   36,357       $   30,047       $   28,137       $   29,487
Expense . . . . . . . . . . . . . . .         (40,915)       (40,370)         (38,361)         (33,890)         (39,237)
                                           ----------     ----------       ----------       ----------       ----------

(Loss) before gain on
  sale of real estate and
  extraordinary gain  . . . . . . . .            (780)        (4,013)          (8,314)          (5,753)          (9,750)
Gain on sale of real estate . . . . .             385            945             -                 462            5,934
Gain on sale of investments . . . . .             141           -                -                -                -
                                           ----------     ----------       ----------       ----------       ----------
(Loss) from continuing operations . .            (254)        (3,068)          (8,314)          (5,291)          (3,816)
Extraordinary gain  . . . . . . . . .            -             8,888             -               2,170              686
                                           ----------     ----------       ----------       ----------       ----------
Net income (loss) . . . . . . . . . .            (254)         5,820           (8,314)          (3,121)          (3,130)
                                           ==========     ==========       ==========       ==========       ==========

EARNING PER SHARE DATA
(Loss) from continuing operations . .            (.08)          (.87)           (2.16)           (1.31)            (.91)
Extraordinary gain  . . . . . . . . .            -              2.53             -                 .54              .16
                                           ----------     ----------       ----------       ----------       ----------
Net income (loss) . . . . . . . . . .      $     (.08)    $     1.66       $    (2.16)      $     (.77)      $     (.75)
                                           ==========     ==========       ==========       ==========       ==========

Distributions (1) . . . . . . . . . .      $      .67     $      .20       $     -          $     2.11       $      .33

Weighted average shares
  outstanding (2)   . . . . . . . . .       3,301,851      3,509,204        3,848,714        4,038,248        4,177,393

BALANCE SHEET DATA
Real estate . . . . . . . . . . . . .    $    185,936     $  173,244       $  167,883       $  163,980       $  153,763
Notes and interest receivable . . . .          16,271         19,394           30,611           28,870           28,564
Investments in partnerships . . . . .          11,026         11,804           12,583           17,027           17,213
Total assets  . . . . . . . . . . . .         217,040        199,486          205,517          202,097          199,434
Notes, debentures and
  interest payable  . . . . . . . . .         138,316        114,351          123,263          108,939           97,363
Shareholders' equity  . . . . . . . .          73,360         78,174           74,927           84,933           88,896

Book value per share (2)  . . . . . .    $      22.81     $    22.94       $    20.31       $    21.57       $    21.79



-----------------------
(1) Distributions in 1994 and 1991 represented returns of capital. 1993 distributions were taxable to shareholders as ordinary income and 1990 distributions represent capital gains.
(2) Share and per share data have been restated to give effect to 10% share dividends declared in September 1994 and July 1993 and the one-for-three reverse share split effected March 26, 1990.

<R/>




                                                          For the Years Ended December 31,
                                         ------------------------------------------------------------------------------
                                            1994             1993             1992             1991             1990
                                         ----------       ----------       ----------       ----------       ----------
                                                            (Dollars in thousands, except per share)
OTHER DATA
Net income (loss) . . . . . . . . . .   $     (254)      $     5,820       $   (8,314)      $   (3,121)     $   (3,130)
Gain on sale of real estate . . . . .         (385)             (945)              -              (462)         (5,934)
Gain on sale of investments . . . . .         (141)               -                -                -                -
Extraordinary gain  . . . . . . . . .           -             (8,888)              -            (2,170)         (2,170)
Equity income (loss)  . . . . . . . .         (105)               34             (204)             171             (410)
Depreciation. . . . . . . . . . . . .        4,992             4,639            3,982            3,842            4,739
Provision for losses  . . . . . . . .           -              1,390            2,400               -             2,860
Funds from operations-
 equity affiliates. . . . . . . . . .         1,191              884              969            1,194            2,785
                                         ----------       ----------       ----------       ----------       ----------
FUNDS FROM OPERATIONS(1). . . . . . .  $      5,298      $     2,934       $   (1,167)      $     (546)      $      224
                                         ==========       ==========       ==========       ==========       ==========
------------------------

<R/>




(1) Funds from operations, as defined by National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash flow from operating activities and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flow as a
         measure of liquidity or the ability to pay dividends.   "Funds from
         operations - equity affiliates" is calculated to reflect funds from operations in the same manner.
<R/>

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

    Investing Activities (Continued)




In March 1994, the Trust purchased the Summit on the Lake Apartments located in Fort Worth, Texas for $675,000 in cash, and the property is subject to an existing first mortgage of $3.7 million, which matures September 2007. The Trust purchased the unoccupied Woodlake Run Apartments, also in Fort Worth, Texas, in December 1994 for $836,000 in cash. The Trust plans to rehabilitate and expand the property, at an estimated cost of $5.0 million, and anticipates it will be completed by the end of 1996. The Trust paid Tarragon acquisition commissions of $184,000 based on the purchase price of the above properties. The Trust has also entered into contracts totaling $9.1 million for the purchase of four other apartment properties in Dallas, Texas; Miami, Florida; Baton Rouge, Louisiana; and Los Angeles, California. If acquired, the Trust expects to finance a majority of the purchase price through first mortgage financing. Each pending acquisition is in a market in which the Trust presently participates.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
Reports of Independent Public Accountants . . . . . . . . . . . . . . . .   28

Consolidated Balance Sheets -
  December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .   30

Consolidated Statements of Operations -
  Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . .   31

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . .   32

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . .   33

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .   36

Schedule III - Real Estate and Accumulated  Depreciation  . . . . . . . .   54

Schedule IV - Mortgage Loans on Real Estate . . . . . . . . . . . . . . .   59





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

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               For the Years Ended December 31,
                                                                       ------------------------------------------------
                                                                            1994             1993             1992
                                                                       --------------   --------------   --------------
                                                                             (dollars in thousands, except per share)
Income
 Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . .            $     38,309     $     34,825     $     27,373
 Interest (including $415 in 1992 from affiliates) . . . . .                    1,721            1,566            2,470
 Equity in income (losses) of partnerships  . . . . . . . . .                     105              (34)             204
                                                                         ------------     ------------     ------------
                                                                               40,135           36,357           30,047

Expenses
 Property operations (including $285 in 1994,
    $360 in 1993 and $270 in 1992 to affiliates)  . . . . . .                  22,166           20,228           17,935
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . .                  10,457            9,734           10,431
 Depreciation   . . . . . . . . . . . . . . . . . . . . . . .                   4,992            4,639            3,982
 Provision for losses   . . . . . . . . . . . . . . . . . . .                       -            1,390            2,400
 Profit participation buyout  . . . . . . . . . . . . . . . .                       -            1,000                -
 Advisory fee to affiliate  . . . . . . . . . . . . . . . . .                     909                -                -
 Advisory fee to prior advisor  . . . . . . . . . . . . . . .                     468            1,537            1,381
 General and administrative (including $999 in 1994,
    $627 in 1993 and $621 in 1992 to affiliate)   . . . . . .                   1,923            1,842            2,232
                                                                         ------------     ------------     ------------
                                                                               40,915           40,370           38,361
                                                                         ------------     ------------     ------------
(Loss) before gain on sale of real estate
 and extraordinary gain   . . . . . . . . . . . . . . . . . .                    (780)          (4,013)          (8,314)
Gain on sale of real estate . . . . . . . . . . . . . . . . .                     385              945                -
Gain on sale of investments . . . . . . . . . . . . . . . . .                     141                -                -
                                                                         ------------     ------------     ------------
(Loss) from continuing operations . . . . . . . . . . . . . .                    (254)          (3,068)          (8,314)
Extraordinary gain  . . . . . . . . . . . . . . . . . . . . .                       -            8,888                -
                                                                         ------------     ------------     ------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .            $       (254)    $      5,820     $     (8,314)
                                                                         ============     ============     ============
Earnings per share
(Loss) from continuing operations . . . . . . . . . . . . . .            $       (.08)    $       (.87)    $      (2.16)
Extraordinary gain  . . . . . . . . . . . . . . . . . . . . .                       -             2.53                -
                                                                         ------------     ------------     ------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .            $       (.08)    $       1.66     $      (2.16)
                                                                         ============     ============     ============
Weighted average shares of beneficial interest
 used in computing earnings per share   . . . . . . . . . . .               3,301,851        3,509,204        3,848,714
                                                                         ============     ============     ============


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


The Trust's management also reviews the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review generally consists of a review of the properties' cash flow, current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds the estimated fair value.


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

                                       54

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

                                       59

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


The Trust provided BDO Seidman with a copy of the foregoing disclosure at the same time as the filing of a current report on Form 8-K with the Commission and requested such former accountant to furnish the Trust with a letter addressed to the Commission stating whether BDO Seidman agreed with the statements made by the Trust and, if not, stating the respects in which it did not agree on May 26, 1994. BDO Seidman provided such letter for attachment to such report, which letter confirmed such statement.

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

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees   (Continued)

The Modification, among other things, provided for the resignation of certain Trustees, the addition of at least three new, unaffiliated members to be appointed to the Trust's Board of Trustees, and set forth new requirements for approval of any transactions with affiliates over the next five years. Under the Modification, the Trust, the other entities, and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust and other entities also agreed to waive any demand requirement for plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Mr. Friedman or his affiliates shall be voted (i) in favor of the re-election of all current Board members that stand for re-election during the two calendar years following January 11, 1995, the effective date of the Modification, and
(ii) in favor of all new Board members appointed pursuant to the terms of the Modification that stand for re-election during the three calendar years following January 11, 1995. The Modification also terminated a number of provisions of the original Stipulation of Settlement, including the requirement that the Trust or the other entities maintain a Related Party Transaction Committee and a Litigation Committee of the Board (see "Board Committees" below).

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


Pursuant to the terms of the Modification in the Olive case, which became effective on January 11, 1995, any related party transaction which the Trust may enter into prior to April 27, 1999, with two categories of exceptions, will require the unanimous approval of the Trust's Board of Trustees. In addition, except for the categories noted below, certain defined related party transactions may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction. Two categories of exception are:



        (i) direct contractual agreements for services between the Trust and the Advisor or one of its affiliates (i.e., the Advisory Agreement, property management contracts, etc.) which require prior approval by two-thirds of the Trustees of the Trust and, if required, approval by a majority of the Shareholders;



        (ii) joint ventures among the Trust and another party to the Modification in the Olive case or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with specified persons, or any affiliate of such persons, may be entered into on the affirmative vote of a majority of the Trustees of the Trust.




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


Dated:   October 13, 1995                      By: /s/ William S. Friedman
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


Signature                                      Capacities In Which Signed                         Date
/s/ Carl B. Weisbrod                           Trustee and Chairman of the Board                    October 10, 1995
-------------------------------------                                                             ------------------------------
Carl B. Weisbrod

/s/ William S. Friedman                        President and Trustee                                October 13, 1995
-------------------------------------          (Principal Executive Officer)                      ------------------------------
William S. Friedman

/s/ John A. Doyle                              Chief Financial Officer and                          October 10, 1995
-------------------------------------          Chief Operating Officer (Principal                 ------------------------------
John A. Doyle                                  Financial Officer)

/s/ Ivan Roth                                  Treasurer
-------------------------------------                                                             ------------------------------
Ivan Roth

/s/ Katie Jackson                              Vice President and                                   October 13, 1995
-------------------------------------          Chief Accounting Officer                           ------------------------------
Katie Jackson                                  (Principal Accounting Officer)

/s/ Irving E. Cohen                            Trustee
-------------------------------------                                                             ------------------------------
Irving E. Cohen

/s/ Sally Hernandez Pinero                     Trustee                                              October 10, 1995
-------------------------------------                                                             ------------------------------
Sally Hernandez Pinero

/s/ Dan L. Johnston                            Trustee                                              October 13, 1995
-------------------------------------                                                             ------------------------------
Dan L. Johnston

/s/ Lance Liebman                              Trustee                                              October 11, 1995
-------------------------------------                                                             ------------------------------
Lance Liebman

/s/ Lawrence G. Schafran                       Trustee                                              October 10, 1995
-------------------------------------                                                             ------------------------------
Lawrence G. Schafran

/s/ Raymond V.J. Schrag                        Trustee                                              October 13, 1995
-------------------------------------                                                             ------------------------------
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