Form 10-Q
period 1995-09-30
NATIONAL INCOME REALTY TRUST
filed 1995-11-13
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                         ----------------    ----------------

                         Commission File Number 0-9211

                          NATIONAL INCOME REALTY TRUST
             (Exact name of registrant as specified in its charter)

                 California                               94-2537061
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                        Identification No.)


        280 Park Avenue, East Building, 20th Floor, New York, NY  10017
              (Address of principal executive offices) (Zip Code)

                                  (212) 949-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Shares of Beneficial Interest, No par value                  3,402,354
                 (Class)                       (Outstanding at November 3, 1995)

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but, in the opinion of the management of National Income Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the dates and for the periods indicated have been included.

                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     September 30,         December 31,
                                                                                     ------------          ------------
                                                                                         1995                  1994
                                                                                     ------------          ------------
                                                                                      (unaudited)           (audited)
                          Assets
                          ------

Real Estate

 Held for investment, net of accumulated depreciation
    ($43,683 in 1995 and $38,532 in 1994)   . . . . . . . . . . .                 $        188,807     $        179,086
 Held for sale, net of accumulated depreciation
    ($128 in 1995 and $895 in 1994)   . . . . . . . . . . . . . .                            3,284                6,850
                                                                                  ----------------     ----------------
                                                                                           192,091              185,936
 Less - allowance for estimated losses  . . . . . . . . . . . . .                             -                   (700)
                                                                                  ----------------     ----------------
                                                                                           192,091              185,236
Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . . . .                           11,173               14,762
 Nonperforming, nonaccruing . . . . . . . . . . . . . . . . . . .                            1,503                1,509
                                                                                  ----------------     ----------------
                                                                                            12,676               16,271
Less - allowance for estimated losses . . . . . . . . . . . . . .                           (6,274)              (6,274)
                                                                                  ----------------     ----------------
                                                                                             6,402                9,997

Investments in partnerships . . . . . . . . . . . . . . . . . . .                           11,190               11,026
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                            1,474                3,484
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .                            3,471                3,222
Investment in marketable equity securities  . . . . . . . . . . .                             -                     593
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                            4,757                3,482
                                                                                  ----------------     ----------------
                                                                                  $        219,385     $        217,040
                                                                                  ================     ================


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                    CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)


                                                                                     September 30,         December 31,
                                                                                     -------------         ------------
                                                                                        1995                 1994
                                                                                     -------------         ------------
                                                                                      (unaudited)           (audited)
       Liabilities and Shareholders' Equity
       ------------------------------------

Liabilities

Notes, debentures, and interest payable . . . . . . . . . . . . .                 $        143,178     $        138,316
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                            6,797                5,364
                                                                                  ----------------     ----------------
                                                                                           149,975              143,680
Commitments and contingencies . . . . . . . . . . . . . . . . . .
Shareholders' equity

Shares of beneficial interest, no par value; authorized
 shares, unlimited; 3,406,354 shares outstanding in 1995
 and 3,216,267 shares outstanding in 1994 (after
 deducting 434,857 shares in 1995 and 287,875 shares
 in 1994 held in treasury)  . . . . . . . . . . . . . . . . . . .                           10,227                9,657
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .                          276,839              275,178
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . . . .                         (217,656)            (211,887)
Unrealized gains on marketable equity securities  . . . . . . . .                             -                     412
                                                                                  ----------------     ----------------
                                                                                            69,410               73,360
                                                                                  ----------------     ----------------
                                                                                  $        219,385     $        217,040
                                                                                  ================     ================


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except per share)
                                  (Unaudited)


                                                        For the Three Months                     For the Nine Months
                                                         Ended September 30,                      Ended September 30,
                                              ---------------------------------------   ----------------------------------------
                                                     1995                 1994                  1995                 1994
                                              ------------------    -----------------    ------------------    -----------------


Revenue
  Rentals   . . . . . . . . . . . . . . . .   $           10,802     $          9,484    $           32,034    $          28,223
  Interest  . . . . . . . . . . . . . . . .                  254                  578                   870                1,277
  Equity in income of partnerships  . . . .                  162                  169                   509                  161
                                              ------------------    -----------------    ------------------    -----------------
                                                          11,218               10,231                33,413               29,661
Expenses
  Property operations   . . . . . . . . . .                6,805                5,768                19,098               16,493
  Interest  . . . . . . . . . . . . . . . .                2,877                2,486                 9,087                7,704
  Depreciation  . . . . . . . . . . . . . .                1,628                1,280                 4,623                3,749
  Advisory fee to prior advisor   . . . . .                  -                    -                     -                    468
  Advisory fee to affiliate   . . . . . . .                  199                  270                   723                  588
  General and administrative  . . . . . . .                  380                  609                 1,300                1,529
  Provision for losses  . . . . . . . . . .                  -                    -                    (425)

                                              ------------------    -----------------    ------------------    -----------------

                                                          11,889               10,413                34,406               30,531
                                              ------------------    -----------------    ------------------    -----------------

(Loss) before gain on sale of real
  estate and extraordinary gain   . . . . .                 (671)                (182)                 (993)                (870)
Gain on sale of real estate . . . . . . . .                  -                    -                     110                  385
Gain on sale of investments . . . . . . . .                  -                    -                     412                  141
                                              ------------------    -----------------    ------------------    -----------------

(Loss) from continuing operations . . . . .                 (671)                (182)                 (471)                (344)
Extraordinary gain  . . . . . . . . . . . .                   67                  -                      67                  -
                                              ------------------    -----------------    ------------------    -----------------


Net (loss)  . . . . . . . . . . . . . . . .   $             (604)   $            (182)   $             (404)   $            (344)
                                              ==================    =================    ==================    =================

Earnings per share
(Loss) from continuing operations . . . . .   $             (.20)   $            (.05)   $             (.14)   $            (.10)
Extraordinary gain  . . . . . . . . . . . .                  .02                  -                     .02                  -
                                              ------------------    -----------------    ------------------    -----------------
Net (loss)  . . . . . . . . . . . . . . . .   $             (.18)   $            (.05)   $             (.12)   $            (.10)
                                              ==================    =================    ==================    =================

Weighted average shares of
  beneficial interest used in
  computing earnings per share  . . . . . .            3,413,376            3,575,229             3,451,344            3,618,475
                                              ==================    =================    ==================    =================


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                               Accumulated      Unrealized
                                            Shares of                         Distributions      Gains on
                                       Beneficial Interest                    in Excess of     Marketable
                                       -------------------       Paid-in       Accumulated       Equity        Shareholders'
                                        Shares      Amount       Capital        Earnings       Securities        Equity
                                       ---------   ---------   ----------   ---------------    -----------     ------------


Balance, January 1, 1995  . . .        3,216,267   $   9,657   $  275,178   $  (211,887)         $   412       $  73,360

Repurchase of shares
 of beneficial interest   . . .         (107,500)       (323)        (943)          -                -            (1,266)

Cash distributions
 ($0.59 per share)  . . . . . .              -           -            -          (1,868)             -            (1,868)

Share distributions . . . . . .          297,587         893        2,604        (3,497)             -               -

Realized gains on sale of
 marketable equity securities                -           -            -             -               (412)           (412)

Net (loss)  . . . . . . . . . .              -           -            -            (404)             -              (404)
                                       ---------   ---------   ----------   -----------          -------       ---------

Balance, September 30, 1995
 (unaudited)  . . . . . . . . .        3,406,354   $  10,227   $  276,839   $  (217,656)         $   -         $  69,410
                                       =========   =========   ==========   ===========          =======       =========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                       For the Nine Months
                                                                                        Ended September 30,
                                                                                -----------------------------------
                                                                                     1995                 1994
                                                                                --------------        -------------
 Cash Flows from Operating Activities
  Rentals collected . . . . . . . . . . . . . . . . . . . . . . .               $      32,090         $      27,747
  Interest collected  . . . . . . . . . . . . . . . . . . . . . .                         850                 1,200
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .                      (9,226)               (7,184)
  Payments for property operations  . . . . . . . . . . . . . . .                     (19,103)              (17,003)
  General and administrative expenses paid  . . . . . . . . . . .                      (1,470)               (1,536)
  Advisory fee paid to affiliate  . . . . . . . . . . . . . . . .                        (773)                 (577)
  Advisory fee paid to prior advisor  . . . . . . . . . . . . . .                         -                    (342)
  Payments for deferred borrowing costs . . . . . . . . . . . . .                        (570)               (1,012)
                                                                                -------------         -------------
    Net cash provided by operating activities   . . . . . . . . .                       1,798                 1,293

Cash Flows from Investing Activities
  Acquisition of real estate  . . . . . . . . . . . . . . . . . .                      (3,838)               (1,075)
  Real estate improvements  . . . . . . . . . . . . . . . . . . .                      (5,347)               (1,608)
  Proceeds from sale of real estate . . . . . . . . . . . . . . .                       1,185                   -
  Collections on notes receivable . . . . . . . . . . . . . . . .                       3,591                 1,124
  Acquisition of partnership interest . . . . . . . . . . . . . .                        (462)                  -
  Distribution from partnership's investing activities  . . . . .                         -                     871
  Net distributions from partnerships . . . . . . . . . . . . . .                         934                   675
  Proceeds from sale of investments . . . . . . . . . . . . . . .                         593                   210
                                                                                -------------         -------------

    Net cash (used in) provided by investing activities   . . . .                      (3,344)                  197

Cash Flows from Financing Activities
  Borrowings from financial institutions  . . . . . . . . . . . .                       8,800                19,766
  Payments of mortgage notes payable  . . . . . . . . . . . . . .                      (9,231)              (16,473)
  Deposits paid on discounted payoff agreements . . . . . . . . .                        (539)                  -
  Payments to prior advisor . . . . . . . . . . . . . . . . . . .                         -                    (132)
  Borrowings on margin account  . . . . . . . . . . . . . . . . .                         220                   620
  Replacement escrow (deposits) receipts, net . . . . . . . . . .                         961                  (453)
  Repurchase of shares of beneficial interest . . . . . . . . . .                      (1,266)               (1,797)
  Distributions to shareholders . . . . . . . . . . . . . . . . .                      (1,800)               (1,487)
  Distribution from partnership's financing activities  . . . . .                       2,391                   -
                                                                                -------------         -------------

    Net cash (used in) provided by financing activities   . . . .                        (464)                   44
                                                                                -------------         -------------

Net increase (decrease) in cash and cash equivalents  . . . . . .                      (2,010)                1,534
Cash and cash equivalents, beginning of period  . . . . . . . . .                       3,484                 1,060
                                                                                --------------        -------------
Cash and cash equivalents, end of period  . . . . . . . . . . . .               $       1,474         $       2,594
                                                                                ==============        =============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                       For the Nine Months
                                                                                        Ended September 30,
                                                                              -------------------------------------
                                                                                    1995                 1994
                                                                              ---------------       ---------------

Reconciliation of net (loss) to net cash
  provided by operating activities:
Net (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . .             $          (404)      $          (344)
  Gain on sale of real estate . . . . . . . . . . . . . . . . . .                        (110)                 (385)
  Gain on sale of investments . . . . . . . . . . . . . . . . . .                        (412)                 (141)
  Extraordinary gain  . . . . . . . . . . . . . . . . . . . . . .                         (67)                  -
  Provision for losses  . . . . . . . . . . . . . . . . . . . . .                        (425)                  -
  Depreciation and amortization . . . . . . . . . . . . . . . . .                       5,023                 4,087
  Equity in (income) of partnerships  . . . . . . . . . . . . . .                        (509)                 (161)
  Change in other assets and liabilities, net of effects of
    noncash investing and financing activities
    (Increase) in interest receivable   . . . . . . . . . . . . .                          (3)                  (77)
    (Increase) in other assets  . . . . . . . . . . . . . . . . .                      (1,626)               (1,675)
    Increase (decrease) in other liabilities  . . . . . . . . . .                         696                  (364)
    (Decrease) increase in interest payable   . . . . . . . . . .                        (365)                  353
                                                                                 -------------      ---------------

    Net cash provided by operating activities   . . . . . . . . .               $       1,798       $         1,293
                                                                                =============       ===============


Supplemental schedule of noncash investing and financing activities:

Changes in assets and liabilities in connection with the acquisition or foreclosure of real estate:

  Real estate . . . . . . . . . . . . . . . . . . . . . . . . . .               $       9,488       $         5,903
  Mortgage notes receivable . . . . . . . . . . . . . . . . . . .                         -                    (297)
  Accrued interest receivable . . . . . . . . . . . . . . . . . .                         -                     (15)
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                         240                    13
  Mortgage debt . . . . . . . . . . . . . . . . . . . . . . . . .                      (5,743)               (4,499)
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . .                        (147)                  (30)
                                                                                -------------       ---------------
    Cash paid   . . . . . . . . . . . . . . . . . . . . . . . . .               $       3,838       $         1,075
                                                                                =============       ===============

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

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").

Certain 1994 balances have been reclassified to conform to the 1995 presentation.

Earnings per share is based on the weighted average number of shares of beneficial interest outstanding for the three and nine month periods ended September 30, 1995 and 1994. Share and per share data have been restated to give effect to the 10% share dividend paid to shareholders in September 1995.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Effective January 1, 1995, the Trust adopted, as required, Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings". This statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement".
Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate, or, if the note is collateral dependent, on the fair value of the collateral. The Trust also adopted, as required, SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", which eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoptions.

NOTE 3.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships, accounted for under the equity method, consisted of the following at September 30, 1995:

      Sacramento Nine ("SAC 9")  . . . . . . . . . . . $  (186)
      Income Special Associates ("ISA")  . . . . . . .   8,358
      801 Pennsylvania Avenue  . . . . . . . . . . . .   2,934
      Other  . . . . . . . . . . . . . . . . . . . . .      84
                                                       =======
                                                       $11,190
                                                       =======

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN PARTNERSHIPS (Continued)

The Trust and Continental Mortgage and Equity Trust ("CMET") own SAC 9, a tenancy-in-common which currently owns two office buildings in the vicinity of Sacramento, California. The Trust has a 70% undivided interest in the earnings, losses, and distributions of SAC 9. Under the terms of the agreement, unanimous consent is required of both the Trust and CMET for any material changes in the operations of the properties, including sales, refinancings, and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in SAC 9 under the equity method.

In August 1995, SAC 9 obtained first mortgage financing in the amount of $3.5 million, secured by a previously unencumbered office building. Net financing proceeds of $3.4 million were distributed of which the Trust's proportionate share equaled $2.4 million. This new nonrecourse mortgage loan accrues interest based on a variable rate, currently 8.59% per annum, calls for monthly principal and interest payments calculated on a 20-year amortization and matures September 2000. In connection with the financing, SAC 9 paid a mortgage brokerage fee of $35,000 to Tarragon Realty Advisors, Inc. ("Tarragon").

The Trust and CMET are also partners in ISA, a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns a 100% interest in Indcon, L.P., which owned 32 industrial warehouses that collateralize mortgage debt totaling $23.7 million at September 30, 1995. The Trust, as a noncontrolling partner, accounts for its investment in ISA using the equity method.

In October 1995, the Trust advanced Indcon $390,000 for its share of a $1.1 million loan modification fee. Pursuant to the modification, the mortgage maturity date was accelerated from April 2012 to December 1996 and the yield maintenance prepayment premium, based on the outstanding principal loan balance over the remaining term of approximately 17 years, was eliminated.

In June 1995, the Trust acquired an effective 50% economic interest in the ownership of an office building located at 801 Pennsylvania Avenue, Washington, D.C. (the "Property"). This interest was acquired through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash and a $2.5 million promissory note, which bore interest at the Prime Rate plus 1% per annum and was paid in full in September 1995. In accordance with the terms of the Note, the Trust's $3.0 million investment, as well as any additional advances made to the Property, is to be repaid from Property cash flow after operating expenses at the rate of 11% per annum. The balance of the Note may be satisfied by payment of 50% of all funds available after Property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Note is nonrecourse to all parties and is secured only by the Property.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN PARTNERSHIPS (Continued)

The following information summarizes the results of operations of the Trust's equity method partnerships for the nine months ended September 30, 1995:

                 Rentals  . . . . . . . . . . . . . . . . . . . . $ 7,321

                 Property operations  . . . . . . . . . . . . . .  (2,406)
                 Interest . . . . . . . . . . . . . . . . . . . .  (2,329)
                 Depreciation . . . . . . . . . . . . . . . . . .  (1,759)
                                                                  -------
                     Net income   . . . . . . . . . . . . . . . . $   827
                                                                  =======

NOTE 4.  NOTES  AND INTEREST RECEIVABLE

In January 1995, the Trust agreed to a modification of the terms of a $1.6 million first mortgage note receivable, secured by 4.5 acres of land and improvements, a 177,397 square foot shopping center, (subject to a ground lease) in Dallas, Texas. In accordance with the modified terms, the Trust released a portion of the land securing the loan (approximately 15,000 square feet) and, in exchange, the ground lease was terminated. Additionally, the mortgage interest rate was increased from 15% per annum to 18% per annum, and the maturity date was shortened 20 months from September 1997 to January 1996. The Trust recognized no gain or loss on the modification.

In September 1995, the Trust received $3.6 million in cash as payment in full on the note receivable secured by a first lien mortgage on the Greentree Village shopping center, originally scheduled to mature in May 1996.

NOTE 5.  REAL ESTATE

During the third quarter of 1995, the Trust reclassified Stewart Square Shopping Center and Mountain View Shopping Center from properties held for sale to properties held for investment.

As previously disclosed in the Trust's 1994 Form 10-K, in 1993, the State of Wisconsin commenced eminent domain proceedings to acquire the Pepperkorn Building located in Manitowoc, Wisconsin ("Pepperkorn"). The Trust originally purchased Pepperkorn in July 1991 for $1.1 million, paying $130,000 in cash and financing the remainder through a $1.0 million promissory note. Concurrently with the acquisition, the former owner and primary tenant (the "Seller") signed a lease at another one of the Trust's properties, the Lakeview Mall, also located in Manitowoc, Wisconsin. The terms of this transaction, as well as the condemnation proceeds offered by the State of Wisconsin, have been in litigation since 1993. In May 1995, the court found, among other things, the $1.0 million promissory note executed by the Trust and the related lease, prior to the May 1995 judgment, between the Trust and the Seller were unenforceable. Accordingly, the note balance was offset against the carrying value of the property, the net rent receivable and the preliminary condemnation award of approximately $200,000. As a result, the Trust reversed a previously recorded allowance for estimated loss in the amount of $700,000 during the second quarter of 1995 with a corresponding credit to earnings. The condemnation award is currently under appeal, and, although the Trust anticipates a successful outcome, there is no assurance that additional condemnation proceeds will be awarded.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  REAL ESTATE (Continued)

During 1995, the Trust purchased five multifamily properties, as more fully described below, and in connection with these acquisitions, paid Tarragon real estate acquisition fees totaling $91,800. These properties are located in the same geographical areas where the Trust currently operates, Texas, Florida, and California, and were acquired in separate transactions for an aggregate $9.5 million purchase price, including closing costs and commissions. The Trust paid $3.8 million of this purchase price in cash and financed the remainder, primarily through first mortgage financing.

In February 1995, the Trust purchased Park Place Apartments, formerly known as the Park Side Apartments, a 39-unit apartment complex in Los Angeles, California, for $376,000 in cash.

In April 1995, the Trust purchased Marina Park Apartments, a 90-unit apartment complex in North Miami, Florida, for $3.1 million. The Trust financed a portion of the purchase price through a $2.5 million first mortgage loan, which accounted for $2.2 million of the purchase price after loan closing costs and the funding of a $300,000 repair escrow deposit. The mortgage bears interest at the prime rate plus .5% per annum and requires payments of interest only for the first six months. In November 1995, monthly payments of principal and interest are due through maturity in May 1998. The balance of the purchase price, along with closing costs, of $961,000 was paid in cash.

In May 1995, the Trust purchased Mustang Creek Apartments, a 120-unit complex in Arlington, Texas, for $3.4 million. The Trust obtained first mortgage financing in the amount of $2.7 million and paid the remaining purchase price, along with the related closing costs, of $770,000 in cash. Monthly payments of principal and interest calculated on a 25-year amortization are called for under the new loan terms, and the note matures May 1996. In connection with the financing obtained, the Trust paid Tarragon a mortgage brokerage fee of $26,800.

In June 1995, the Trust purchased Park Norton Apartments, a 56-unit complex located in Los Angeles, California, for $705,000. Financing in the amount of $564,000 was provided by the City of Los Angeles multifamily bond program. The loan calls for monthly principal and interest payments with interest based on the weighted average interest rate of the bonds, currently 6.36% per annum, and matures June 2005. The remaining purchase price, including closing costs, of $147,000 was paid in cash.

In September 1995, the Trust purchased The Regent Apartments, a vacant 304-unit complex in Jacksonville, Florida, for $1.5 million in cash.

In May 1995, the Trust sold a parcel of land in Dallas, Texas, for $357,700 in cash. The Trust received net cash proceeds of $329,000 after closing costs, and recorded a gain on the sale of $110,000.

In July 1995, the Trust purchased a tract of land adjacent to the K-Mart Shopping Center in Kansas City, Missouri, for $125,000. Simultaneously with the purchase, the Trust sold the K-Mart Shopping Center and the tract of land, keeping a small portion of the undeveloped land, for $2.2 million. The Trust received net cash proceeds of $856,000, after the first lien payoff of $1.1 million and other related closing costs, which included a $414,000 discounted payoff of the K-Mart lease. In June 1995, the Trust recorded a provision for loss of $275,000 to account for the excess carrying value of the property over the related sales price.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  INVESTMENTS IN MARKETABLE SECURITIES

During the first quarter of 1995, the Trust sold 39,500 shares of beneficial interest of CMET for $593,000 and, as a result, recorded a $412,000 gain on sale of investments.

NOTE 7.  NOTES PAYABLE

During the nine months ended September 30, 1995, the Trust obtained first mortgage financing on three Trust properties totaling $8.8 million. Net cash proceeds of $3.3 million were received after the payoff of $4.8 million in existing mortgage debt. The balance of the refinancing proceeds was used to fund escrows for real estate taxes, insurance, and repairs, as well as pay the associated closing costs. In connection with these 1995 refinancings, the Trust paid refinancing fees of $88,000 to Tarragon. The following table illustrates these transactions:

                                     NEW LOANS                                                   PRIOR LOANS
                    -----------------------------------------------------------      ----------------------------------
                      Month       Maturity    Mortgage   Interest        Debt            Mortgage    Interest       Debt
    Property        Refinanced      Date       Balance     Rate         Service(B)       Balance       Rate       Service(B)
  ----------        ----------  -----------  ----------  ---------     ---------      -------------  ---------    -------


  Crosscreek        January     Feb-2000     $    2,000       9.78%    $      18      $        964    9.50%       $   9
  Woodcreek, FL     January     Feb-2005          3,800       9.73%           34             2,568    8.50%          26
  Park Dale          June       Jul-2005          3,000       8.30%           24             1,307    9.50%          11
                                             ----------  ---------     ---------      -------------  -----        -----
                                             $    8,800       9.25%(A) $      76      $      4,839    8.97%(A)    $  46
                                             ==========  =========     =========      ============   =====        =====

(A) Represents weighted average interest rate per annum.
(B) Debt service amounts are based on average monthly payments.

The Trust also extended or paid off mortgages, scheduled to mature in 1995, totaling $5.0 million during the nine months ended September 30, 1995.

In September 1995, the Trust negotiated a discounted payoff of the mortgage loan secured by Forest Oaks Apartments in Lexington, Kentucky. Under the terms of the payoff agreement, the lender agreed to accept a discounted payoff of $2.7 million, scheduled for payment in January 1996, for the $3.2 million mortgage loan secured by Forest Oaks. Concurrently with the payoff, the Trust will recognize an extraordinary gain of approximately $544,000 equal to the amount by which the carrying value of the mortgage loan exceeds the discounted settlement. In exchange, the Trust agreed to pay the full balance of the $4.5 million mortgage loan, originally scheduled to mature November 2020, secured by Martins Landing Apartments located in Lakeland, Florida in November 1995.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7.  NOTES PAYABLE (Continued)

Also in September 1995, the Trust entered into a Loan Sale Agreement (the "Agreement") with the Department of Housing and Urban Development ("HUD") for the discounted purchase of two mortgage loans, secured separately by Bryan Hill Apartments located in Bethany, Oklahoma, acquired in November 1994, and Meadowbrook Apartments, a 200-unit complex in Baton Rouge, Louisiana. In accordance with the terms of the Agreement, the $3.9 million purchase price will be satisfied first by the $391,000 deposits paid to HUD upon entering initial contract negotiations in August 1995, and then by the application of existing mortgage escrow accounts totaling $549,000. The Trust intends to pay the remaining $3.0 million in cash by November 30, 1995. Simultaneously with the final payment, the Trust will recognize an extraordinary gain of approximately $100,000 in connection with the purchase of the $2.2 million Bryan Hill mortgage. Through the $1.8 million discounted purchase of the mortgage loan secured by Meadowbrook Apartments, effective October 1, 1995, the Trust acquired control of the property and will record the acquisition as of the same date.

NOTE 8.  INCOME TAXES

As more fully discussed in the Trust's 1994 Form 10-K, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed.

No provision has been made for federal income taxes because the Trust believes it has qualified as a REIT and expects that it will continue to do so.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.

NOTE 10.  ADVISORY AGREEMENT

At the March 1995 Board of Trustees' meeting, the Trustees approved a new revised form of advisory agreement, effective April 1, 1995, which is being submitted to shareholders for their approval at the November 20, 1995 meeting. In addition to technical changes designed to clarify the responsibilities and rights of Tarragon, the new agreement eliminates the $100,000 annual base fee and certain incentive sales compensation. Moreover, it provides that real estate brokerage commissions shall be payable to Tarragon and its affiliates only following specific Board approval for each transaction rather than pursuant to a general agreement.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 11.  SUBSEQUENT EVENT

In October 1995, the Trust reached a tentative agreement with the borrower on a $8.5 million note receivable, secured by a first lien mortgage on a 342,000 square foot shopping center in Jackson, Mississippi. The borrower agreed to relinquish the collateral property, through a deed in lieu of foreclosure, in full settlement of the note receivable balance. The Trust anticipates taking possession of the property during the first quarter of 1996. No loss is anticipated as a result of this transaction in excess of amounts previously provided.





                     [This space intentionally left blank.]

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Introduction

National Income Realty Trust (the "Trust") was organized on October 31, 1978, to invest in real estate through acquisitions, leases, and partnerships and, to a lesser extent, in mortgage loans on real estate. The Trust's policy, at present, is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgages are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline.

The Trust's real estate portfolio at September 30, 1995, consisted of 56 properties located throughout the United States, with concentrations in the Southeast, 6 of which are held for sale and 50 held for investment. These properties consist of 35 apartment complexes, 13 shopping centers, 4 office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except thirteen properties, is pledged to secure first mortgage notes payable.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased from $3.5 million at December 31, 1994 to $1.5 million at September 30, 1995, as more fully discussed in the paragraphs below. The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, the collection of mortgage notes receivable, and borrowings. The Trust expects that funds from such sources will be sufficient to meet the Trust's various cash needs, including but not limited to debt service obligations, property maintenance and improvements, and shareholder distributions.

  Operating Activities

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) increased from $10.7 million for the nine months ended September 30, 1994 to $13.0 million for the nine months ended September 30, 1995, primarily due to the properties acquired by the Trust during 1994 and 1995. Additionally, approximately $1.0 million of prior year real estate taxes were paid during the first half of 1994.

  Investing Activities

The Trust purchased five multifamily properties during the first nine months of 1995, increasing the Trust's multifamily portfolio by 609 units to 6,396 units. These properties are located in the same geographical areas where the Trust currently operates, Texas, Florida, and California, and were acquired in separate transactions for an aggregate $9.5 million purchase price, including closing costs and commissions. The Trust paid $3.8 million of this purchase price in cash and financed the remainder, primarily through first mortgage financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

  Investing Activities (Continued)

In May 1995, the Trust sold a tract of land in Dallas, Texas, for $357,700 in cash, receiving net cash proceeds of $329,000 after closing costs, and recorded a $110,000 gain on the sale.

In July 1995, the Trust purchased a tract of land adjacent to the K-Mart Shopping Center in Kansas City, Missouri, for $125,000. Simultaneously with the purchase, the Trust sold the K-Mart Shopping Center and the tract of land, keeping a small portion of the undeveloped land, for $2.2 million. The Trust received net cash proceeds of $856,000, after the first lien payoff $1.1 million and other related closing costs, which included a $414,000 discounted payoff of the K-Mart lease.

The Trust made $1.6 million of capital improvements to its properties during the first nine months of 1994 as compared to $5.3 million during the first nine months of 1995. Several Trust properties are undergoing major renovations in order to increase occupancy levels and correspondingly increase rental rates, including, but not limited to, the following multifamily properties: Dunhill, Woodcreek (Florida), Lake Point, Creekwood, Marina Park, and Heather Hills. Commercial properties undergoing major renovations include Century Center, Rancho Sorrento, and Lakeview Mall. Aggregate real estate improvements to these Trust properties during the nine months ended September 30, 1995 total $2.7 million. Additionally, projected construction costs for development properties including The Vistas at Lake Worth and The Regent Apartments aggregate $6.0 million and are expected to be incurred through 1996. The Trust anticipates capital improvement expenditures during the fourth quarter of 1995 to total approximately $2.0 million.

In September 1995, the Trust received cash of $3.6 million as payment in full on the mortgage note receivable secured by a first lien mortgage on the Greentree Village shopping center.

In June 1995, the Trust acquired an effective 50% economic interest in the ownership of an office building in Washington, D.C. (the "Property"). This interest was acquired through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash and a $2.5 million promissory note which was paid in full in September 1995. In accordance with the terms of the agreement, the Trust's $3.0 million investment is to be repaid from Property cash flow after operating expenses at the rate of 11% per annum. The balance of the Note may be satisfied by payment of 50% of all funds available after property operating expenses plus 50% of the proceeds from any sale and any refinancing.

In January and February 1995, the Trust sold its remaining 39,500 shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET") for $593,000 in cash and, as a result, recorded a $412,000 gain on sale of investments.

  Financing Activities

During the nine months ended September 30, 1995, the Trust obtained first mortgage financing totaling $8.8 million on three Trust properties and received net cash proceeds of $3.3 million after the payoff of $4.8 million in existing mortgage debt. The balance of the refinancing proceeds was used to fund escrows and pay the associated closing costs. The Trust also extended or paid off mortgage loans, scheduled to mature in 1995, totaling $5.0 million. Additionally, in September 1995, the Trust paid in full the $2.5 million note payable

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

  Financing Activities (Continued)

which financed the acquisition of the 801 Pennsylvania Avenue investment. It is the Trust's intention to either pay its mortgage loans when due or seek to extend the due dates by one, two, or more years while attempting to obtain long term refinancing. However, while management is confident of its ability to acquire refinancing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

During the nine months ended September 30, 1995, the Trust repurchased 107,500 of its shares of beneficial interest at a total cost to the Trust of $1.3 million. In May 1994, the Trust's Board of Trustees authorized the Trust to repurchase up to 300,000 shares of beneficial interest of which 166,702 have been purchased to date.

Cash distributions to shareholders totaling $1.9 million, or $0.59 per share, have been declared by the Trust's Board of Trustees and distributed by the Trust during 1995. The Trust also paid a 10% share dividend in September 1995. The third quarter distribution represents the Trust's ninth cash distribution and third stock dividend since the resumption of regular quarterly distributions in September 1993.

Results of Operations

The Trust reported net losses of $182,000 and $344,000, respectively, for the three and nine month periods ended September 30, 1994, compared to net losses of $604,000 and $404,000, respectively, for the three and nine month periods ended September 30, 1995, as more fully discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $3.7 million and $11.7 million for the three and nine month periods ended September 30, 1994, to $4.0 million and $12.9 million for the three and nine month periods ended September 30, 1995.

  Multifamily Properties

  The Trust's multifamily portfolio, which accounts for 65% of the Trust's real estate and includes 6,396 units at September 30, 1995, reported increases in net rental income of $223,000, or 9%, and $1.2 million, or 15%, for the three and nine month periods ended September 30, 1995, as compared to the corresponding periods in 1994. Increases of $435,450 and $1.4 million, respectively, are related to the five multifamily properties acquired in 1994 and four of the multifamily properties acquired in 1995. For multifamily properties held in both years, net rental income decreased $212,000 and $183,000 for the three and nine months ended September 30, 1995, as compared to the same periods in 1994. These decreases are primarily the result of the ongoing renovation and rehabilitation of the Trust's multifamily portfolio of which a significant amount of such expenditures have been expensed during the current period as they do not meet the criteria of Trust's capitalization policy. During this renovation process, the Trust has incurred additional expenses in areas such as repair and maintenance, cleaning and decorating and property personnel. Rental losses, including discounts, concessions and bad debt expense also increased due to the Trust's efforts to lease the units that are completed and ready for occupancy. Overall, occupancy levels have remained relatively stable for the nine months ended September 30, 1995, as compared to the corresponding period in 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Commercial Properties

  The Trust's commercial portfolio included 1.6 million square feet at September 30, 1995. The K-Mart Shopping Center in Indianapolis, Indiana, was a new addition to the Trust's commercial portfolio in December 1994 and contributed an additional $76,000 and $201,000, respectively, to net rental income for the three and nine month periods ended September 30, 1995. Commercial properties held in both years reported decreases in net rental income of $57,000 and $230,000 for the three and nine month periods ended September 30, 1995, as compared to the same periods in 1994, principally due to a greater number of leasing discounts and concessions extended in efforts to increase occupancy levels, which were lower than those reported in 1994.

Interest revenue decreased from $578,000 and $1.3 million for the three and nine month periods ended September 30, 1994, to $254,000 and $870,000 for the corresponding periods in 1995. These decreases are primarily attributable to 1994 interest revenue of $376,000 related to the partial settlement of the Alder Creek mortgage note receivable. Final payment, in full settlement of the note balance, was received in December 1994.

Equity in income of partnerships increased from $161,000 for the nine months ended September 30, 1994, to $509,000 for the nine months ended September 30, 1995, due primarily to the Trust's investment in Income Special Associates ("ISA"), in which the Trust holds a 40% interest. Indcon, L.P., in which ISA holds an effective 100% interest, reported increases in rental income due to higher rental rates and increases in common area cost recovery income. This partnership also experienced decreases in certain expenses such as depreciation, insurance, and real estate taxes.

Interest expense increased from $2.5 million and $7.7 million for the three and nine month periods ended September 30, 1994, to $2.9 million and $9.1 million for the three and nine month periods ended September 30, 1995. Prior and current year acquisitions increased interest expense by $398,000 and $1.1 million, respectively, for these periods. In addition, the Trust obtained first mortgage financing on 10 properties during 1994 and 1995, increasing mortgage loans payable by $15.1 million and increasing the related interest expense $195,000 and $610,000, respectively, for the three and nine month periods ended September 30, 1995, as compared to the same periods in 1994. These increases were slightly offset by a decrease of $124,000 related to the payoff of the mortgage loan secured by Mountain View shopping center and the note payable secured by the Pepperkorn building due to certain litigation, which was settled in May 1995.

Depreciation expense increased from $1.3 million and $3.7 million for the three and nine month periods ended September 30, 1994, to $1.6 million and $4.6 million for the three and nine month periods ended September 30, 1995, primarily due to the properties acquired during 1994 and 1995 and depreciation of capital improvements made to Trust properties during 1994 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Advisory fees decreased $71,000 and $333,000, respectively, for the three and nine month periods ended September 30, 1995, as compared to the same periods in 1994. The Trust changed advisors from Basic Capital Management ("BCM") to Tarragon Realty Advisors, Inc. ("Tarragon") effective April 1, 1994. Under the BCM advisory agreement, the Trust paid a monthly fee equal to .0625% of the average gross asset value of the Trust. The Tarragon advisory agreement called for a $100,000 base fee, which was eliminated in the 1995 agreement, and a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement and approved by the Trust's Board of Trustees.

The Trust reported a provision for loss credit of $425,000 for the nine months ended September 30, 1995. This credit consists of a provision for loss of $275,000, recorded in June 1995, due to the sale of the K-Mart Shopping Center in Kansas City, Missouri, in July 1995. Also, in May 1995, the litigation involving the Trust's acquisition of the Pepperkorn Office Building in Manitowoc, Wisconsin, was resolved, and, as a result of the court's judgment, the Trust reversed a previously recorded allowance for estimated loss of $700,000 with a corresponding credit to provision for loss. See NOTE 5. REAL ESTATE for a more detailed discussion.

For the nine months ended September 30, 1994, the Trust reported a gain on the sale of real estate of $385,000 related to the sale of a warehouse by Indcon, L.P., in May 1994. For the nine months ended September 30, 1995, the Trust reported a gain of $110,000 on the sale of a tract of land in Dallas, Texas. The Trust also recognized gains on sales of investments of $141,000 during 1994 and $412,000 during 1995 attributable to the sale of the shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET").

The Trust recorded an extraordinary gain of $67,000 during the third quarter of 1995 related to the discounted settlement of the note payable which financed the acquisition of the investment in an office building located in Washington, D.C.

The Trust's management, on a quarterly basis, reviews the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed its cost or its estimated fair value. In those instances in which estimates of fair value of the Trust's properties held for sale or mortgage loans are less than the carrying values thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. The estimate of fair value of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

The Trust's management also reviews the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review generally consists of a review of the properties' cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If impairment exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds the estimated fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Aspects

As more fully discussed in the Trust's 1994 Form 10-K, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed.

Environmental Matters

Under various federal, state, and local environmental laws, ordinances, and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs (including governmental fines and injuries to persons and property) relating to hazardous or toxic substances where property-level managers have arranged for the removal, disposal, or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets, or results of operations.

Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also requires long-lived assets expected to be disposed of to be carried at the lower of carrying amount or fair value less cost to sell and to not be depreciated. The Trust will adopt SFAS No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

The Trust estimates that if SFAS No. 121 had been adopted effective January 1, 1995, its depreciation and its net loss would have been reduced by $124,000 for the nine months ended September 30, 1995, and no additional provisions for losses for either impairment of its properties held for investment or declines in estimated fair value less cost to sell of its properties held for sale would have been required.


                     [This space intentionally left blank.]

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Olive Litigation. In February 1990, the Trust, together with CMET, Income Opportunity Realty Trust ("IORT"), and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees, and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the original settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994, (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994, and final court approval was entered on December 12, 1994. The effective date of the Modification is January 11, 1995.

The Modification provided for, among other things, the addition of at least three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates over the next five years. In accordance with the procedures set forth in the Modification, Irving E. Cohen, Lance Liebman, Sally Hernandez-Pinero, and L. G. Schafran were appointed to the Board. In addition, BCM, Gene E. Phillips, and William S. Friedman have agreed to pay a total of $1.2 million to the Trust, CMET, IORT, and TCI, of which the Trust's share is $150,000. As of September 30, 1995, the Trust had collected $95,000 of this amount.

Under the Modification, the Trust, CMET, IORT, TCI, and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, CMET, IORT, and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips or Friedman or their affiliates shall be (i) voted in favor of the reelection of all current Board members that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new Board members appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

The Modification also terminated a number of the provisions of the Stipulation of Settlement, including the requirement that the Trust, CMET, IORT, and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court will retain jurisdiction to enforce the Modification.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits:

         Exhibit 27.0 - Financial Data Schedule

 (b)     Reports on Form 8-K as follows:

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL INCOME REALTY TRUST


Date: November 13, 1995                      By: /s/ William S. Friedman
     -----------------------------------     -----------------------------------
                                             William S. Friedman
                                             President, Chief Executive
                                             Officer and Trustee




Date: November 13, 1995                      By: /s/ John A. Doyle
     -----------------------------------     -----------------------------------
                                             John A. Doyle
                                             Chief Financial Officer and
                                             Chief Operating Officer





Date: November 13, 1995                      By: /s/ Katie Jackson
     -----------------------------------     -----------------------------------
                                             Katie Jackson
                                             Vice President and
                                             Chief Accounting Officer

                          NATIONAL INCOME REALTY TRUST
                               INDEX TO EXHIBITS


EXHIBIT 27.0                Financial Data Schedule                Page 24