Form 10-K
period 1995-12-31
NATIONAL INCOME REALTY TRUST
filed 1996-03-28
CIK 277577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(mark one)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]*

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM                   TO

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 8, 1996, the registrant had 3,475,255 shares of beneficial interest outstanding. Of the total shares outstanding, 2,318,429 were held by other than those who may be deemed to be affiliated, for an aggregate value of $30,139,577 based on the last trade as reported by the National Association of Securities Dealers Automated Quotations System on March 8, 1996. The basis of this calculation does not constitute a determination by the registrant that all of such persons or entities are affiliates of the registrant as defined in rule 405 of the Securities Act of 1933, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                    Page
                                                                                    ----
                                     PART I

Item 1.    Business                                                                   3

Item 2.    Properties                                                                 5

Item 3.    Legal Proceedings                                                         15

Item 4.    Submission of Matters to a Vote of Security Holders                       16

                                     PART II

Item 5.    Market for Registrant's Shares of Beneficial Interest and Related
                 Shareholder Matters                                                 17

Item 6.    Selected Financial Data                                                   18

Item 7.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                               20

Item 8.    Financial Statements and Supplementary Data                               29

Item 9.    Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                65

                                    PART III

Item 10.   Trustees, Executive Officers, and Advisor of the Registrant               65

Item 11.   Executive Compensation                                                    78

Item 12.   Security Ownership of Certain Beneficial Owners and Management            79

Item 13.   Certain Relationships and Related Transactions                            82

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K          86

           Signature Page                                                            88

                                     PART I

ITEM 1.  BUSINESS

General

National Income Realty Trust (the "Trust" or the "Registrant") is a California business trust that was organized pursuant to a declaration of trust dated October 31, 1978, as amended, (the "Declaration of Trust") and which commenced operations on March 27, 1979. The Trust elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code") and, in the opinion of the Trust's management, has qualified for federal taxation as a REIT for each year subsequent to December 31, 1978.

The Trust's principal offices are located at 280 Park Avenue, East Building, 20th Floor, New York, New York 10017. In the opinion of the Trust's management, these offices are suitable and adequate for its present operations.

Business Plan and Investment Policy

The Trust's business and only industry segment is investing in real estate through direct acquisitions and partnerships and, to a lesser extent, financing real estate and real estate related activities through mortgage loans. Presently, the Trust's policy is to make mortgage loans only in connection with, or to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline. At December 31, 1995, the Trust's real estate portfolio consisted of 57 properties including 36 apartment complexes, 13 shopping centers, 4 office buildings, three parcels of land, and one single family residence, located throughout the continental United States, with concentrations in Florida, California, Texas, and Colorado. The Trust also held investments in four real estate partnerships reported on the equity method (owning 32 industrial warehouses, three office buildings, and an apartment complex).

Due to the nature and numerous geographic locations of the Trust's properties and the diverse profile among tenants, the Trust's business is not significantly affected by seasonal factors.

The Trust has determined to pursue a balanced investment policy, seeking both capital appreciation and current income. The present plan of operation is to continue improving the quality of its properties through a consistent capital investment program and, to the extent surplus funds and attractive investments are available, to acquire additional moderate income, ten to thirty year old, multifamily properties, primarily in areas where the Trust currently owns and operates multifamily properties. The type of investments made will depend on the availability of suitable investment opportunities. Management's objective subsequent to consummating a property acquisition is to improve occupancy levels and rents through capital improvements and intensive management efforts. The Trust will also continue to seek to sell selected assets, including many of its commercial properties, where the obtainable prices justify their disposition.

Management of the Trust

The Trust's Board of Trustees (the "Board"), elected annually by the shareholders or appointed by the incumbent Board until the next annual shareholder meeting, is responsible for managing the affairs of the Trust.

There are currently eight members on the Board, seven of which are unaffiliated with the Trust. The day-to-day management is performed by a contractual advisory firm, approved by Trust shareholders and which operates under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate investment and sales opportunities, as well as financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

Tarragon Realty Advisors, Inc., ("Tarragon" or the "Advisor") has provided advisory services to the Trust since April 1, 1994. At the annual meeting of shareholders held on November 20, 1995, the shareholders approved the renewal of Tarragon as the advisor under an advisory agreement dated April 1, 1995. William
S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who serves as a Director and President of Tarragon and Chief Financial Officer of the Trust. The Friedman and Doyle families together own approximately 33% of the outstanding shares of the Trust. Substantially all of the officers of the Trust are also officers of Tarragon.

The Trust has no employees. Employees of Tarragon provide executive and administrative services to the Trust.

Property Management

Since April 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on apartment properties and 1.5% to 5% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of much of the property-level management services to the Trust.

Competition

The Trust has not experienced any significant differences in competition in the various regions of the United States in which it invests. Management believes that ownership of properties in which the Trust invests is highly fragmented among individuals, partnerships, public and private corporations, and other real estate investment trusts and that no single entity or person particularly dominates the market for such properties. At any given time, a significant number of multifamily properties are available for purchase where the Trust's properties are concentrated. Management believes that there is and will continue to be a strong demand for well maintained, affordable housing in these markets and that the factors discussed above provide a market where a sufficient number of attractive investment opportunities will be available to allow the Trust to implement its business plan. However, since the success of any multifamily real estate investment is impacted by other factors outside the control of the Trust, including general demand for apartment housing, interest rates, operating costs, and the ability to attract and retain qualified property managers, there can be no assurances that the Trust will be successful in the implementation of its business plan.

Tarragon also serves as the advisor to Vinland Property Trust ("VPT"). All of the officers of the Trust are also officers of VPT. Tarragon and the Trust officers owe fiduciary duties to VPT as well as to the Trust. In determining to which entity a particular investment opportunity will be allocated, Tarragon and the Trust officers consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate for both entities, such investment opportunity will be allocated to the entity which has had uninvested funds for the longer period of time, or, if appropriate, the investment may be shared between both entities. Tarragon periodically informs the Board of real estate investments made by any of its affiliates, and the Board periodically reviews the performance of such investments.

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to the risks associated with ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of God; and other factors beyond the control of the Trust or Tarragon. The illiquidity of real estate investments generally may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that some of these risks are partially mitigated by the diversification by geographic region and property type of the Trust's real estate and mortgage notes receivable portfolios. However, to the extent new equity investments are concentrated in any particular region or property type, the advantages of diversification may diminish.

ITEM 2.  PROPERTIES

Details of the Trust's real estate and mortgage notes receivable portfolios at December 31, 1995, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements and NOTE 2. "NOTES AND INTEREST RECEIVABLE" and NOTE 4. "REAL ESTATE AND DEPRECIATION" of the Notes to the Consolidated Financial Statements, all included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Trust's real estate and mortgage notes receivable portfolios.

To continue to qualify for federal taxation as a REIT under the Code, the Trust is required, among other things, to hold at least 75% of the value of its assets in real estate assets, government securities, and cash and cash equivalents at the close of each quarter of each taxable year. At December 31, 1995, 88% of the Trust's assets consisted of equity investments in real estate, 5% consisted of investments in partnerships, and 3% consisted of mortgage notes and interest receivable. The remaining 4% of the Trust's assets at December 31, 1995, was cash and cash equivalents, restricted cash, and other assets. It should be noted, however, that the percentage of the Trust's assets invested in any one category at any particular time is subject to change, and no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages listed above.


                     [This space intentionally left blank.]

Geographic Regions

The Trust has divided the continental United States into the following six geographic regions.


                                      [MAP]

[Northeast region comprised of the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, and Vermont and the District of Columbia.

Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, and Virginia.

Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New
    Mexico, Oklahoma, and Texas.

Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia, and Wisconsin.

Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah, and Wyoming.

Pacific region comprised of the states of California, Oregon, and Washington.]





Real Estate

At December 31, 1995, the Trust held investments in each of the geographic regions of the continental United States, although its multifamily properties were concentrated in the Southeast and Southwest, as shown more specifically in the table below.

During 1995, the Trust acquired five operating properties and one development property, increasing its multifamily portfolio to 6,294 operating units, 569 units under development, and 300 units in a 50% owned unconsolidated partnership. At December 31, 1995, the Trust's real estate portfolio consisted of 57 properties, 49 of which were held for investment. The remaining eight properties, some of which were obtained through foreclosure of collateral securing the Trust's mortgage notes receivable, were held for sale. The carrying value of Century Centre II Office Building located in San Mateo, California, exceeded 10% of the Trust's total consolidated assets. All Trust properties, except fourteen, were pledged to secure first mortgage debt totaling $142.1 million at December 31, 1995.

Types of Real Estate Investments. The Trust's real estate consists of apartments and commercial properties, primarily office buildings and shopping centers, or similar properties having established income-producing capabilities. In selecting real estate, the location, age, and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values, and physical condition are considered. The Trust may acquire properties subject to, or assume, existing debt and may mortgage, pledge, or otherwise obtain financing for a portion of its real estate. The Board may alter the types of and criteria for selecting new equity investments and for obtaining financing without a vote of shareholders to the extent such policies are not governed by the Declaration of Trust.

Although the Trust has typically invested in developed, income-producing real estate, the Trust intends to invest increasing amounts in major apartment renovations and new construction or development projects either directly or in partnership with unaffiliated partners. To the extent the Trust invests in construction and development projects, it is subject to the business risks, such as cost overruns and delays, associated with such higher risk activities. The Trust purchased The Vistas at Lake Worth, an unoccupied 185-unit complex formerly known as Woodlake Run Apartments, in Fort Worth, Texas, in December 1994 and The Regent Apartments, a vacant 304-unit property located in Jacksonville, Florida, in September 1995. The Trust is in the process of expanding and redeveloping these properties to a projected 569 operating units with funds from the general working capital of the Trust at an estimated aggregate cost of $10.1 million. During 1995, the Trust completed approximately 50% of the rehabilitation of The Regent at a cost of $1.1 million. The Trust anticipates the rehabilitation of The Regent will be completed by the second quarter of 1996, and the redevelopment and expansion of The Vistas will be completed in 1997.

The following table sets forth the percentages, by property type and geographic region, of the Trust's real estate (other than the unimproved land and a single-family residence) at December 31, 1995.

                                                          Commercial
 Region                                  Apartments       Properties
 ------                                  ----------       ----------
Northeast                                    8.5%            --  %
Southeast                                   34.9%            34.0%
Southwest                                   24.9%            12.2%
Midwest                                     10.4%            29.2%
Mountain                                    14.0%             3.9%
Pacific                                      7.3%            20.7%
                                           -----            -----
                                           100.0%           100.0%

The foregoing table is based solely on the number of operating apartment units and amount of commercial square footage owned by the Trust and does not reflect the value of the investments in each region.

A summary of 1995 activity in the Trust's owned real estate portfolio is as follows:

   Properties owned at January 1, 1995                                 52
     Properties/land purchased                                          7
     Property sold                                                     (1)
     Property written off                                        .     (1)
                                                                      ---
   Properties owned at December 31, 1995                               57
                                                                       ==

The above activity does not reflect the sales of portions of the Lake Highlands land.

The following table presents certain information relating to real estate owned at December 31, 1995. The Trust also owns three parcels of land, a single family residence, and two development projects (The Vistas in Fort Worth, Texas, and The Regent in Jacksonville, Florida), which are not included in the table.


                     [This space intentionally left blank.]

                          NATIONAL INCOME REALTY TRUST
                               REAL ESTATE SUMMARY
                                DECEMBER 31, 1995
                                   (unaudited)

                                                                   Average Rent Per Sq. Ft.(a)   Current
                                              Number                Year Ended December 31,       Market
                                                of       Square    -------------------------     Rent Per
Property               Location                Units      Feet       1995     1994     1993     Sq. Foot(b)
-----------------------------------------------------------------------------------------------------------
Apartments:
----------
Acadian Place          Baton Rouge, LA           120     143,450   $  3.62   $ 3.70   $ 3.70     $ 5.03
Bay West               Bradenton, FL             299     323,774      5.35     5.25     4.62       6.11
Bayfront               Houston, TX               200     172,720      5.92     5.93     5.78       7.01
Carlyle Towers         Detroit, MI               163     247,850      5.27     5.11     4.93       6.15
Cornell                Los Angeles, CA            55      30,150     12.06    10.38    11.71      13.47
Creekwood North        Altamonte Springs, FL     180     166,500      5.07     5.07     4.77       6.32
Cross Creek            Lexington, KY             144     102,258      6.91     7.22     6.66       8.16
Diamond Loch           Fort Worth, TX            138     139,354      4.96     4.84     4.56       6.12
Dunhill/Devonshire     Denver, CO                480     324,000      4.75     3.66     2.27       7.49
Fenway Hall            Los Angeles, CA            53      27,175     11.04     8.67    10.08      12.33
Heather Hill           Temple Hills, MD          459     401,029      8.61     8.75     8.68      10.33
Huntington Green       West Town, PA              80      80,240      6.46     6.47     5.71       7.72
Kirklevington          Lexington, KY             126      99,080      5.97     5.99     5.83       7.82
Lake Point             Memphis, TN               540     540,160      3.68     3.95     3.99       4.91
Palm Court             Miami, FL                 144     125,280      7.25     7.01     6.58       8.41
Park Dale Gardens      Dallas, TX                224     206,640      5.04     4.54     4.16       5.80
Pheasant Pointe        Sacramento, CA            215     178,666      6.68     6.64     6.45       8.31
Pinecrest              Ft. Lauderdale, FL        324     226,065     11.42    11.19    10.37      13.54
Plaza Hills            Kansas City, MO            66      67,464      6.61     5.91     5.51       7.35
Prado Bay              Miami, FL                 123     109,756      8.45     8.01     7.57       9.69
Sandstone              Denver, CO                280     201,660      5.01     5.06     4.78       6.99
Spring Pines           Houston, TX               136     118,430      4.93     4.69     4.53       5.87
Woodcreek              Denver, CO                120      99,622      7.97     7.40     6.84       8.86
Woodcreek              Jacksonville, FL          260     198,623      6.33     5.88     5.90       7.53
                                               -----   ---------   -------   ------   ------     ------
SUBTOTAL OR WEIGHTED AVERAGE (e)               4,929   4,329,946      6.08     5.90     5.57       7.48
                                               -----   ---------   -------   ------   ------     ------

Office Buildings:
----------------
Century Centre II      San Mateo, CA              --     170,485     17.41    16.51    17.19      20.05
Emerson Center         Atlanta, GA                --     126,979      5.47     5.36     4.65      10.50
NW O'Hare              Des Plaines, IL            --     105,363     10.94    10.91    10.25      14.03
Rancho Sorrento        San Diego, CA              --     147,973      4.74     7.55     6.78       7.65
                                               -----   ---------   -------   ------   ------     ------
SUBTOTAL OR WEIGHTED AVERAGE (e)                  --     550,800     10.02    10.46    10.18      13.37
                                               -----   ---------   -------   ------   ------     ------

                                                    Economic Occupancy(c)     Physical
                                                   Year Ended December 31,   Occupancy
                                                   -----------------------    Dec. 31,
Property               Location                    1995     1994      1993     1995(d)
--------------------------------------------------------------------------------------
Apartments:
----------
Acadian Place          Baton Rouge, LA              85%      90%       93%      89%
Bay West               Bradenton, FL                94%      95%       88%      96%
Bayfront               Houston, TX                  92%      94%       94%      91%
Carlyle Towers         Detroit, MI                  93%      92%       90%      93%
Cornell                Los Angeles, CA              94%      84%       91%      98%
Creekwood North        Altamonte Springs, FL        89%      89%       87%      90%
Cross Creek            Lexington, KY                90%      93%       92%      94%
Diamond Loch           Fort Worth, TX               91%      92%       91%      88%
Dunhill/Devonshire     Denver, CO                   77%      61%       43%      79%
Fenway Hall            Los Angeles, CA              92%      83%       90%      98%
Heather Hill           Temple Hills, MD             92%      93%       93%      89%
Huntington Green       West Town, PA                93%      96%       91%      94%
Kirklevington          Lexington, KY                91%      93%       92%      98%
Lake Point             Memphis, TN                  83%      90%       90%      94%
Palm Court             Miami, FL                    96%      97%       97%      94%
Park Dale Gardens      Dallas, TX                   96%      93%       91%      94%
Pheasant Pointe        Sacramento, CA               90%      90%       90%      92%
Pinecrest              Ft. Lauderdale, FL           90%      90%       92%      93%
Plaza Hills            Kansas City, MO              96%      95%       94%      96%
Prado Bay              Miami, FL                    92%      89%       91%      93%
Sandstone              Denver, CO                   86%      89%       92%      90%
Spring Pines           Houston, TX                  93%      89%       90%      94%
Woodcreek              Denver, CO                   95%      97%       98%      96%
Woodcreek              Jacksonville, FL             94%      91%       93%      97%
                                                 -----   ------    ------   ------
SUBTOTAL OR WEIGHTED AVERAGE (e)                    90%      89%       88%      92%
                                                 -----   ------    ------   ------

Office Buildings:
----------------
Century Centre II      San Mateo, CA                87%      91%       99%      93%
Emerson Center         Atlanta, GA                  55%      51%       51%      59%
NW O'Hare              Des Plaines, IL              78%      75%       74%      81%
Rancho Sorrento        San Diego, CA                63%      77%       75%      71%
                                                 -----   ------    ------   ------
SUBTOTAL OR WEIGHTED AVERAGE (e)                    72%      75%       77%      77%
                                                 -----   ------    ------   ------

                          NATIONAL INCOME REALTY TRUST
                         REAL ESTATE SUMMARY (CONTINUED)
                                DECEMBER 31, 1995
                                   (unaudited)

                                                                      Average Rent Per Sq. Ft.(a)   Current
                                                 Number                Year Ended December 31,       Market
                                                   of       Square    -------------------------     Rent Per
Property               Location                   Units      Feet       1995     1994     1993     Sq. Foot(b)
--------------------------------------------------------------------------------------------------------------
Shopping Centers:
----------------
 Emerson Center        Atlanta, GA                 -          17,733   $12.41   $ 5.56    $4.00     $12.95
*K-Mart Plaza          Charlotte, NC (f)           -         117,200     0.42     0.54     1.96       0.44
 K-Mart Plaza          Temple Terrace, FL          -          63,887     3.65     3.65     3.65       3.65
*K-Mart Plaza          Thomasville, GA (g)         -          55,552     2.96     2.96     2.96       2.96
 Lakeview Mall         Manitowoc, WI               -         214,620     1.33     1.26     1.21       2.97
 Midland Plaza         Midland, MI                 -          30,650     3.38     3.38     3.38       3.38
 Midway Mills          Carrollton, TX              -          72,065     8.91     8.32     7.53       9.72
 Mountain View         Las Vegas, NV               -          20,092     9.80     9.72     9.64       9.88
 Northside Mall        Gainesville, FL             -         139,337     3.86     4.19     4.20       4.21
 Southgate             Waco, TX                    -          94,675     2.50     2.62     2.61       4.08
 Stewart Square        Las Vegas, NV               -          39,600     8.04     6.55     7.31       9.44
*Times Square          Lubbock, TX                 -          19,550     3.38     3.68     3.22       5.60
                                                 -----     ---------   ------    -----    -----     ------
 SUBTOTAL OR WEIGHTED AVERAGE (e)                  -         884,961     3.45     3.27     3.37       4.27
                                                 -----     ---------   ------    -----    -----     ------

 SUBTOTAL PRIOR TO ACQUISITIONS (e)              4,929     5,765,707     6.05     5.93     5.67       7.55
                                                 -----     ---------   ------    -----    -----     ------

 1994 Acquisitions:
 -----------------
 Bryan Hill            Bethany, OK                 232       193,500     4.36     4.56       -        5.05
 Forest Oaks           Lexington, KY               154       132,460     5.49     5.62       -        6.35
 Mariposa Manor        Los Angeles, CA              41        19,710     9.03     7.28       -        9.60
 Martins Landing       Lakeland, FL                236       207,704     6.15     6.05       -        6.84
 Summit on the Lake    Fort Worth, TX              198       138,262     7.11     6.80       -        7.96
                                                 -----     ---------   ------    -----    -----     ------
 SUBTOTAL OR WEIGHTED AVERAGE (e)                  861       691,636     5.80     5.74       -        6.55
                                                 -----     ---------   ------    -----    -----     ------

 1995 Acquisitions:
 -----------------
 Marina Park           Miami, FL                    90        86,850     7.10       -        -        9.83
 Meadowbrook           Baton Rouge, LA             200       127,524     6.65       -        -        7.42
 Mustang Creek         Arlington, TX               120       167,880     4.42       -        -        5.86
 Park Norton           Los Angeles, CA              55        25,208     4.03       -        -        9.52
 Park Place            Los Angeles, CA              39        15,640     2.04       -        -       10.80
*K-Mart Plaza          Indianapolis, IN (h)         -         96,268     3.33       -        -        3.33
                                                 -----     ---------   ------    -----    -----     ------
 SUBTOTAL OR WEIGHTED AVERAGE (e)                  504       519,370     5.12       -        -        6.77
                                                 -----     ---------   ------    -----    -----     ------

 ACQUISITIONS SUBTOTAL OR WEIGHTED AVERAGE (e)   1,365     1,211,006     5.59     5.74       -        6.62
                                                 -----     ---------   ------    -----    -----     ------

 GRAND TOTAL                                     6,294     6,976,713   $ 5.96    $5.91    $5.67     $ 7.39
                                                 =====     =========   ======    =====    =====     ======


                                                    Economic Occupancy(c)     Physical
                                                   Year Ended December 31,   Occupancy
                                                   -----------------------    Dec. 31,
Property               Location                    1995     1994      1993     1995(d)
--------------------------------------------------------------------------------------
Shopping Centers:
----------------
 Emerson Center        Atlanta, GA                  96%       63%       46%      100%
*K-Mart Plaza          Charlotte, NC (f)            21%       27%      100%        3%
 K-Mart Plaza          Temple Terrace, FL          100%      100%      100%      100%
*K-Mart Plaza          Thomasville, GA (g)         100%      100%      100%      100%
 Lakeview Mall         Manitowoc, WI                45%       65%       67%       76%
 Midland Plaza         Midland, MI                 100%      100%      100%      100%
 Midway Mills          Carrollton, TX               95%       91%       84%       94%
 Mountain View         Las Vegas, NV               100%      100%      100%      100%
 Northside Mall        Gainesville, FL              94%       99%      100%       97%
 Southgate             Waco, TX                     64%       68%       65%       62%
 Stewart Square        Las Vegas, NV                87%       80%       88%       94%
*Times Square          Lubbock, TX                  59%       64%       58%       73%
                                                   ---       ---       ---       ---
 SUBTOTAL OR WEIGHTED AVERAGE (e)                   80%       85%       84%       75%
                                                   ---       ---       ---       ---

 SUBTOTAL PRIOR TO ACQUISITIONS (e)                 85%       86%       86%       88%
                                                   ---       ---       ---       ---

 1994 Acquisitions:
 -----------------
 Bryan Hill            Bethany, OK                  91%       96%        -        93%
 Forest Oaks           Lexington, KY                93%       97%        -        96%
 Mariposa Manor        Los Angeles, CA              90%       79%        -        85%
 Martins Landing       Lakeland, FL                 96%       97%        -        96%
 Summit on the Lake    Fort Worth, TX               95%       97%        -        96%
                                                   ---       ---       ---       ---
 SUBTOTAL OR WEIGHTED AVERAGE (e)                   94%       96%        -        95%
                                                   ---       ---       ---       ---

 1995 Acquisitions:
 -----------------
 Marina Park           Miami, FL                    88%        -         -        89%
 Meadowbrook           Baton Rouge, LA              92%        -         -        95%
 Mustang Creek         Arlington, TX                93%        -         -        94%
 Park Norton           Los Angeles, CA              51%        -         -        36%
 Park Place            Los Angeles, CA              43%        -         -        41%
*K-Mart Plaza          Indianapolis, IN (h)        100%        -         -         0%
                                                   ---       ---       ---       ---
 SUBTOTAL OR WEIGHTED AVERAGE (e)                   90%        -         -        72%
                                                   ---       ---       ---       ---

 ACQUISITIONS SUBTOTAL OR WEIGHTED AVERAGE (e)      92%       96%        -        85%
                                                   ---       ---       ---       ---

 GRAND TOTAL                                        86%       87%       86%       87%
                                                   ===       ===       ===       ===

                          NATIONAL INCOME REALTY TRUST
                         REAL ESTATE SUMMARY (CONTINUED)
                                DECEMBER 31, 1995
                                   (unaudited)

(a) Amounts represent rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debts, vacancies, and discounts and concessions. Gross potential rent equals actual lease rates on leased units/space and market rates on vacant units/space.

(b) Represents annualized market rate per square foot at December 31, 1995, based upon scheduled rents at such time.

(c) Computed as follows: [(Annual gross potential rent less annual vacancy losses) divided by annual gross potential rent].

(d) Represents actual physical occupancy as of the end of the last week of the fiscal year ended December 31, 1995.

(e) The weighted average rent per square foot and economic occupancy are based on the square footage in each property.

(f) Lease expired January 1994. At December 31, 1995, space had not been re-leased.

(g) Lease expires September 2004. During the first quarter of 1995, K-Mart moved out and sublet the space to two tenants.

(h) Acquired through a deed in lieu of foreclosure on December 31, 1994. For purposes of this schedule, it has been classified as a 1995 acquisition. K-Mart vacated the premises, and the space was sublet to the City of Indianapolis. The City of Indianapolis ceased rent payments after the February 1996 payment due to the condemnation of the property. See NOTE 4. "REAL ESTATE AND DEPRECIATION" to the consolidated financial statements for a discussion of the condemnation.

* Properties held for sale at December 31, 1995. The Trust expects to realize amounts in excess of each of the property's respective carrying value; however, no assurance can be provided that the Trust will be successful in its efforts to sell these properties or that it will realize their anticipated selling prices.

Management believes that its properties are adequately covered by liability and casualty insurance, consistent with industry standards.

                          NATIONAL INCOME REALTY TRUST
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 1995
                                 (in thousands)
                                  (unaudited)

                                                          Stated                 Balance
                                Original    Balance      Interest    Maturity    Due at
Name of Property                 Amount   Dec 31, 1995   Rate (A)      Date     Maturity
----------------                --------  ------------   --------    --------   --------
Residential
-----------
       Acadian Place ........   $   600     $   567        9.75%      Apr-97    $   549
       Bay West .............     5,100       4,984        8.89%      Jan-19       --
       Bayfront .............     2,086       2,050        8.99%      Jul-00      1,953
       Bryan Hill/Meadowbrook     3,500       3,500        9.00%      May-96      3,500
       Carlyle Towers .......     4,500       4,194        9.47%      Mar-99      3,640
       Cornell ..............     1,623       1,524        8.75%      Jan-99      1,467
       Creekwood North ......     5,200       2,154        9.50%      May-96      2,096
       Cross Creek ..........     2,000       1,984        9.78%      Feb-00      1,882
       Diamond Loch .........     2,200       1,801       10.00%      Aug-96      1,750
       Fenway Hall ..........     1,375       1,334        8.75%      Oct-98      1,287
       Forest Oaks ..........     2,000       2,000        9.50%      Mar-96      2,000
       Heather Hills ........    16,790      15,952        9.25%      May-22       --
       Kirklevington ........     2,470       2,463        9.00%      Nov-99      2,367
       Lake Point ...........     7,165       7,076        9.36%      Oct-01      6,466
       Marina Park ..........     2,500       2,493        9.00%      May-98      2,347
       Mariposa Manor .......       784         775        8.00%      Apr-02        700
       Martins Landing ......     5,000       5,000        7.65%      Dec-05      4,014
       Mustang Creek ........     2,680       2,665        8.48%      May-96      2,654
       Palm Court ...........     3,000       2,970        9.67%      Dec-04      2,525
       Park Dale Gardens ....     3,000       2,985        8.30%      Jul-05      2,448
       Park Norton ..........       564         561        6.12%      Jun-05        474
       Pheasant Pointe ......     6,200       5,818        9.75%      Oct-97      5,682
       Pinecrest ............     9,250       8,334        7.61%      May-98      7,970
       Plaza Hills ..........     1,145       1,115       11.00%      Dec-96      1,084
       Prado Bay ............     3,000       2,963        9.22%      Nov-99      2,675
       Sandstone ............       995         689        9.50%      Nov-96        653
       Summit on the Lake ...     5,500       3,617        8.63%      Sep-07      2,398
       Woodcreek (CO) .......     3,000       2,913        9.47%      Mar-99      2,754
       Woodcreek (FL) .......     3,800       3,769        9.73%      Feb-05      3,203
                                -------      ------       -----                 -------
                                107,027      98,250        9.01%(B)              70,538
                                -------      ------       -----                 -------

---------------------
(A) For loans with variable interest rates, the rate in effect at December 31, 1995, is presented.
(B) Represents weighted average interest rate at December 31, 1995.

                          NATIONAL INCOME REALTY TRUST
             MORTGAGE LOANS SECURED BY OWNED PROPERTIES (Continued)
                                DECEMBER 31, 1995
                                 (in thousands)
                                   (unaudited)

                                                           Stated              Balance
                                 Original     Balance     Interest  Maturity    Due at
Name of Property                  Amount   Dec 31, 1995   Rate (A)    Date     Maturity
----------------                 --------  ------------   --------  --------   --------
Office Buildings
----------------
       Century Centre II ......  $ 21,000   $ 21,000        7.47%     Nov-98   $ 21,000
       Emerson Center .........     2,900      2,910        8.75%     May-99      2,808
       Emerson Center .........(B)  1,218      1,029         --       May-99        841
       Northwest O'Hare .......     2,000        981        7.75%     Nov-98        676
       Northwest O'Hare .......       415        263        8.75%     Feb-01        159
       Rancho Sorrento ........     3,550      3,018        9.00%     Aug-00      2,414
                                 --------   --------       -----               --------
                                   31,083     29,201        7.79%(C)             27,898
                                 --------   --------       -----               --------

Shopping Centers
----------------
       Emerson Center .........     1,250      1,235        9.50%     Jul-99      1,193
       K-Mart - Charlotte .....     1,360      1,308       10.25%     Oct-98      1,258
       K-Mart - Indianapolis ..     2,540      1,740        9.75%     Sep-06       --
       K-Mart - Temple Terrace      1,750      1,108        8.50%     May-05       --
       K-Mart - Temple Terrace        347        334       10.75%     Oct-98        322
       K-Mart - Thomasville ...     1,300        861        9.63%     Sep-05       --
       K-Mart - Thomasville ...       290        279       10.75%     Oct-98        269
       Midland Plaza ..........       305        296        9.00%     Oct-98        283
       Midway Mills ...........     4,200      4,196        8.65%     Dec-05      3,455
       Northside Center .......     3,100      1,983        9.00%     Nov-05       --
       Southgate ..............     2,263      1,346        8.00%     Oct-03        982
                                 --------   --------       -----               --------
                                   18,705     14,686        9.12%(C)              7,762
                                 --------   --------       -----               --------

Total .........................  $156,815   $142,137        8.78%(C)           $106,198
                                 ========   ========       =====               ========

(A) For loans with variable interest rates, the rate in effect at December 31, 1995, is presented.

(B) Represents non-interest bearing unsecured debt associated with the property payable from 30% of Excess Cash Flow, as defined, of the property or funds from the sale or refinance of the property.

(C)  Represents weighted average interest rate at December 31, 1995.

Partnership Properties. The Trust and Continental Mortgage and Equity Trust ("CMET") own Sacramento Nine ("SAC 9") as tenants-in-common which consists of two office buildings in the vicinity of Sacramento, California. The Trust has a 70% undivided interest in the earnings, losses, and distributions of SAC 9. Under the terms of the agreement, unanimous consent is required of both the Trust and CMET for any material changes in the operations of the properties, including sales, refinancings, and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in SAC 9 using the equity method.

The Trust and CMET are also partners in Income Special Associates ("ISA"), a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns a 100% interest in Indcon, L.P., formerly known as Adams Properties Associates, which owned 32 industrial warehouses that collateralized mortgage debt totaling $23.5 million as of December 31, 1995. The Trust, as a noncontrolling partner, accounts for its investment in ISA using the equity method. During the first quarter of 1996, all but seven of the warehouses were sold for $39.4 million.

On July 1, 1993, the Trust made an additional capital contribution to English Village Partners, L.P. ("English Village") of $464,000 to increase its limited partnership ownership interest to 49% and to acquire a 1% general partnership interest in the partnership, which owns a 300-unit apartment complex. The Trust, as a noncontrolling partner, accounts for its investment in English Village using the equity method.

In June 1995, the Trust acquired a 50% economic interest in the ownership of an office building located at 801 Pennsylvania Avenue, Washington, D.C. (the "Property"). This interest was acquired through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash and a $2.5 million promissory note, which bore interest at the Prime Rate plus 1% per annum and was repaid in September 1995. In accordance with the terms of the Note, the Trust's $3.0 million investment, as well as any additional advances made to the Property, is to be repaid from Property cash flow after operating expenses at the rate of 11% per annum. The $5.5 million remaining balance of the Note plus accrued interest may be satisfied by payment of 50% of all funds available after Property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Note is nonrecourse to all parties and is secured only by the Property. The Trust accounts for this investment under the equity method.

The following table sets forth certain information relating to the Trust's partnerships' properties as of December 31, 1995.

                                                                  Average Rent           Economic
                            Property              Square       Per Square Foot (a)     Occupancy (b)
Partnership                 Location             Footage         1995        1994      1995     1994
-----------                 --------            ---------      -------     -------     ----     ----
Sacramento Nine         Rancho Cordova, CA        105,249      $ 10.98     $ 10.19     100%     100%
801 Pennsylvania        Washington, D.C.           58,952        11.86        (c)       60%     (c)
Indcon, L.P.            Various locations       3,082,654         2.00        1.91      95%      93%
English Village         Memphis, TN               364,680         4.62        4.19      96%      95%

---------------------

(a) Amounts represent rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debts, vacancies, and discounts and concessions. Gross potential rent equals actual lease rates on leased units/space and market rates on vacant units/space.
(b) Computed as follows: [(Annual gross potential rent less annual vacancy losses) divided by annual gross potential rent].
(c)  The Trust acquired its interest in 801 Pennsylvania in 1995.

Mortgage Loans

At December 31, 1995, the Trust held six mortgage loans with an aggregate outstanding balance of $12.3 million secured by income-producing properties located throughout the United States, one mortgage loan with an outstanding balance of $249,000 secured by a retirement center in Tucson, Arizona, and three mortgage loans with an aggregate outstanding balance of $201,000 secured by single-family residences located in the Southwest region of the United States. These loans together with accrued interest, net of reserves, represented 2.9% of the Trust's assets at such time.

A summary of activity in the Trust's mortgage notes receivable portfolio during 1995 is as follows:

 Loans in mortgage portfolio at January 1, 1995 .......   11
 Loans paid in full ...................................   (1)
                                                         ---
 Loans in mortgage portfolio at December 31, 1995 .....   10
                                                         ===

The Trust's policy, at present, is to make mortgage loans only in connection with, or to facilitate, the sale or acquisition of real estate or the collection of an existing note receivable. Accordingly, as existing mortgages are paid off, the Trust's portfolio of mortgage notes receivable is expected to continue to decline.

ITEM 3.  LEGAL PROCEEDINGS

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position. Also, see
ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT" for a description of the results of the Olive modification.

                     [This space intentionally left blank.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 1995, at the annual meeting of shareholders, the shareholders of the Trust (i) elected eight Trustees of the Trust, (ii) approved the Trust's Advisory Agreement with Tarragon, (iii) approved the Trust's Share Option and Incentive Plan, and (iv) approved the Trust's Independent Trustee Share Option Plan. Proxies for such annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "1934 Act"), and there was no solicitation in opposition to the nominees for Trustee. The following is a brief description of each matter considered at the annual meeting of shareholders and the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for election as a Trustee.

         Matter Voted Upon                           Shares Voting
----------------------------------           ------------------------------
(1)  Election of Trustees

                                              Shares              Authority
                Name                         Voted for            Withheld
----------------------------------           ------------------------------
Irving E. Cohen                              2,368,755               67,293

William S. Friedman                          2,367,927               68,121

Sally Hernandez-Pinero                       2,367,927               68,121

Dan L. Johnston                              2,369,528               66,520

Lance Liebman                                2,370,406               65,642

L. G. Schafran                               2,371,257               64,797

Raymond V. J. Schrag                         2,370,870               65,178

Carl B. Weisbrod                             2,368,719               67,329

                                                         Votes Cast
                                             -----------------------------------
                                                For       Against     Abstention
                                             ---------   ----------   ----------

(2) Approval of the Trust's Advisory
      Agreement with Tarragon                1,924,499    107,002       74,276


(3) Approval of the Trust's Share Option
      and Incentive Plan                     1,638,820    144,339       76,680

(4) Approval of the Trust's Independent
      Trustee Share Option Plan              1,704,269    137,195       70,933

See NOTE 9. "SHARE OPTIONS" to the Consolidated Financial Statements for a further description of matters involving the Trust's Share Option and Incentive Plan and the Trust's Independent Trustee Share Option Plan, and see "THE ADVISOR" under ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT" for additional information concerning the Advisory Agreement.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Trust's shares of beneficial interest, no par value (the "Shares" and each a "Share"), are traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "NIRTS". The following table sets forth the high and low bid quotations of the Shares as reported by the NASDAQ system for the periods indicated, which consist of the last two fiscal years and the quarter ending for which this report is filed, all after giving retroactive effect to the 10% share distributions in September 1994 and September 1995. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                                         1995                  1994
                                  ------------------    ------------------
                                    High       Low       High        Low
                                  -------    -------    -------    -------
First Quarter                     $10 5/8    $10 1/2    $10 1/2    $10
Second Quarter                     10 5/8     10 1/2     10 3/8     10
Third Quarter                      10 5/8      8 3/4     10 3/8      9 3/8
Fourth Quarter                     11         10 3/4     10 1/2     10 1/2

For the first quarter of 1996 through March 8, 1996, both the high and low bid quotations, as well as the closing bid price, of the Shares, as reported by the NASDAQ system were $13.00, and there were 6,506 holders of record.

Cash distributions paid to shareholders in 1995 and 1994 were as follows (restated to give effect to the 1995 and 1994 share distributions):

                                                  1995              1994
                                                 -------           -------
           First Quarter                         $   .17           $   .12
           Second Quarter                            .18               .14
           Third Quarter                             .18               .14
           Fourth Quarter                            .20               .16


                     [This space intentionally left blank.]

ITEM 6.  SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

                                                                      For the Years Ended December 31,
                                                ---------------------------------------------------------------------------
                                                    1995            1994            1993            1992            1991
                                                -----------     -----------     -----------     -----------     -----------
OPERATING DATA

     Income ................................    $    45,240     $    40,135     $    36,357     $    30,047     $    28,137
     Expense ...............................        (46,214)        (40,915)        (40,370)        (38,361)        (33,890)
                                                -----------     -----------     -----------     -----------     -----------

     (Loss) before gains on sales
          of real estate and investments
          and extraordinary gain ...........           (974)           (780)         (4,013)         (8,314)         (5,753)
     Gain on sale of real estate ...........            533             385             945            --               462
     Gain on sale of investments ...........            412             141            --              --              --
                                                -----------     -----------     -----------     -----------     -----------
     (Loss) from continuing
          operations .......................            (29)           (254)         (3,068)         (8,314)         (5,291)
     Extraordinary gain ....................            737            --             8,888            --             2,170
                                                -----------     -----------     -----------     -----------     -----------
     Net income (loss) .....................    $       708     $      (254)    $     5,820     $    (8,314)    $    (3,121)
                                                ===========     ===========     ===========     ===========     ===========

EARNINGS PER SHARE DATA (1)

     (Loss) from continuing
          operations .......................    $      --       $      (.07)    $      (.80)    $     (2.00)    $     (1.22)
     Extraordinary gain ....................            .21            --              2.33            --               .50
                                                -----------     -----------     -----------     -----------     -----------
     Net income (loss) .....................    $       .21     $      (.07)    $      1.53     $     (2.00)    $      (.72)
                                                ===========     ===========     ===========     ===========     ===========

     Distributions (2) .....................    $       .73     $       .56     $       .16     $      --       $      1.59

     Weighted average shares (3) ...........      3,439,191       3,599,811       3,807,164       4,146,674       4,336,208


                                                                                December 31,
                                                ---------------------------------------------------------------------------
                                                    1995            1994            1993            1992            1991
                                                -----------     -----------     -----------     -----------     -----------
BALANCE SHEET DATA

Real estate ................................    $   195,675     $   185,358     $   172,634     $   167,205     $   163,583
Notes and interest receivable ..............         12,662          16,271          19,394          30,611          28,870
Investments in partnerships ................         10,780          11,026          11,804          12,583          17,027
Total assets ...............................        222,038         217,040         199,486         205,517         202,097
Notes, debentures, and
     interest payable ......................        144,497         138,316         114,351         123,263         108,939
Shareholders' equity .......................         69,627          73,360          78,174          74,927          84,933

Book value per share .......................    $     20.53     $     22.81     $     22.94     $     20.31     $     21.57


(1) Share and per share data have been restated to give effect to 10% share distributions declared in September 1995, September 1994, and July 1993.
(2) Distributions in 1995, 1994, and 1991 represented returns of capital. 1993 distributions were taxable to shareholders as ordinary income.
(3) Represents the weighted average shares of beneficial interest used in the computation of earnings per share.

ITEM 6. SELECTED FINANCIAL DATA (Continued) (Dollars in thousands, except per share data)

                                                                   For the Years Ended December 31,
                                               ------------------------------------------------------------------------
                                                 1995            1994            1993            1992            1991
                                               -------         -------         -------         -------         -------
OTHER DATA

     Net income (loss)                         $   708         $  (254)        $ 5,820         $(8,314)        $(3,121)
          Gain on sale of real estate             (533)           (385)           (945)           --              (462)
          Gain on sale of investments             (412)           (141)           --              --              --
          Extraordinary gain                      (737)           --            (8,888)           --            (2,170)
          Equity (income) loss                    (770)           (105)             34            (204)            171
          Depreciation                           5,959           4,992           4,639           3,982           3,842
          Provision for losses                    (425)           --             1,390           2,400            --
          Funds from operations-
              equity affiliates                  1,652           1,191             884             969           1,194
                                               -------         -------         -------         -------         -------

FUNDS FROM OPERATIONS (1)                      $ 5,442         $ 5,298         $ 2,934         $(1,167)        $  (546)
                                               =======         =======         =======         =======         =======

FUNDS FROM OPERATIONS
PER SHARE (2)                                  $  1.58         $  1.47         $   .77         $  (.28)        $  (.13)
                                               =======         =======         =======         =======         =======

(1) Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. "Funds from operations - equity affiliates" is calculated to reflect funds from operations in the same manner. The amortization of deferred financing costs and prepaid leasing commissions is not considered in the Trust's calculation. FFO does not represent cash flow from operating activities and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flow as a measure of liquidity or the ability to pay dividends.

(2) Per share data have been restated to give effect to 10% share distributions declared in September 1995, September 1994, and July 1993.

                     [This space intentionally left blank.]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

National Income Realty Trust (the "Trust") invests in real estate through acquisitions, leases, and partnerships and, to a lesser extent, in mortgages secured by real estate. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At December 31, 1995, the Trust's real estate portfolio included 57 properties (8 held for sale) located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 36 apartment complexes, 13 shopping centers, 4 office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except for fourteen properties, is pledged to secure first mortgage notes payable. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgages are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline.

The Trust's objective is to maximize the long term value of its real estate portfolio with an emphasis on increasing operating income and future cash distributions to shareholders. Management focuses on both the appreciation of the existing real estate portfolio, through intensive management and capital improvements, and enlarging the portfolio with highly selective and opportunistic acquisitions concentrated on older, undermanaged, and underperforming multifamily projects in geographic locations where the Trust presently owns properties. In addition to raising capital through operating income, the Trust intends to generate capital through mortgage refinancings and selective disposition of certain assets.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $1.7 million at December 31, 1995, compared with $3.5 million at December 31, 1994. The Trust's principal sources of cash have been property operations, collections of mortgage notes receivable, and external sources, such as property sales and refinancings, as more fully discussed in the paragraphs below. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular distributions.

         Operating Activities

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) increased from $14.4 million in 1993 to $14.7 million in 1994 and to $17.6 million in 1995, primarily due to properties acquired by the Trust during 1994 and 1995. Additionally, during the first half of 1994, approximately $1.0 million of prior year real estate taxes were paid.

         Investing Activities

The Trust purchased five properties in 1994 and six properties in 1995, increasing the Trust's multifamily portfolio by 1,324 operating units and 569 projected construction units to total 6,863 units at December 31, 1995, including 41 operating units related to a 1994 foreclosure. The aggregate purchase price for the 1994 acquisitions was $16.2 million, the cash portion of which was $3.0 million. The remainder of the purchase price was financed through first mortgage debt. The aggregate purchase price for the 1995 acquisitions was

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

         Investing Activities (Continued)

$11.0 million, the cash portion of which was $3.8 million. The balance of the purchase price was financed through new first mortgage financing or assumption of existing first mortgage debt. No properties were purchased in 1993.

During 1995, portions of the Lake Highlands land in Dallas, Texas, were sold for net cash proceeds of $790,000.

In July 1995, the Trust purchased a tract of land adjacent to the K-Mart Shopping Center in Kansas City, Missouri, for $125,000. Simultaneously with the purchase, the Trust sold the K-Mart Shopping Center and the tract of land, keeping a small portion of the undeveloped land, for $1.8 million. The Trust received net cash proceeds of $856,000, including a $414,000 discounted payoff of the K-Mart lease, after the first lien payoff $1.1 million and other related closing costs.

The Trust made real estate improvements totaling $8.0 million to its properties during 1995, including $1.1 million on the construction of The Regent Apartments. During the fourth quarter of 1995, effective January 1, 1995, the Trust recorded an adjustment of $800,000 due to a clarification of the Trust's capitalization policy. It was determined during this period that, in addition to the Trust's policy of capitalizing planned renovations and individual projects which exceed $10,000, the Trust also had several properties undergoing a repositioning process ("Repositioning"). Repositioning was defined as projects with planned extensive unit upgrades and exterior improvements which, once completed, will enable the property to command higher market rents, thereby increasing the property value. All Repositioning expenditures are capitalized to the carrying value of the property and depreciated over a term of ten years. Projected construction costs for development properties including The Vistas at Lake Worth and The Regent aggregate $6.0 million for 1996 and $3.0 million for 1997. The Trust anticipates capital improvement expenditures on its other properties during 1996 to total approximately $5.7 million.

In September 1995, the Trust received $3.6 million as payment in full on the note receivable secured by a first lien mortgage on the Greentree Village Shopping Center. The Trust received $1.8 million as payment in full on three notes receivable and other principal payments in 1994 and $2.4 million as payment in full on three notes receivable and other principal payments in 1993. The Trust expects mortgage note collections to decline as existing mortgage loans are paid in full and does not anticipate funding future mortgage loans, except in connection with, or to facilitate, the sale or acquisition of real estate.

In June 1994, the Trust sold 15,000 shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET") for $210,000. In January and February 1995, the Trust sold its remaining 39,500 shares of beneficial interest of CMET for $593,000 in cash.

In June 1995, the Trust acquired a 50% economic interest in the ownership of an office building in Washington, D.C., through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash and a $2.5 million promissory note which was repaid in September 1995. In accordance with the terms of the agreement, the Trust's $3.0 million investment is to be repaid from cash flow after operating expenses at the rate of 11% per annum. The remaining $5.5 million balance of the Note plus accrued interest

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

         Investing Activities (Continued)

may be satisfied by payment of 50% of all funds available after property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Trust intends to refinance the property as soon as the lease up is completed.

The Trust and CMET are partners in Income Special Associates ("ISA"), a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), which owned 32 industrial warehouses at December 31, 1995. In May 1994, Indcon sold a warehouse for $4.4 million, receiving $2.2 million in cash, and distributed to the Trust its share of the proceeds in the amount of $871,000. All but seven of Indcon's remaining properties were sold during the first quarter of 1996. The disposition resulted in a gain of approximately $241,000 and the receipt of $14.2 million in net cash proceeds, of which the Trust's portions were $96,000 and $5.7 million, respectively.

During 1993, Sacramento Nine ("SAC 9"), a tenancy-in-common in which the Trust owns a 70% interest, sold three of its office buildings for $2.5 million in cash, of which the Trust's share was $1.7 million.

         Financing Activities

During 1995, the Trust obtained first mortgage financing totaling $18.0 million on five Trust properties and received net cash proceeds of $4.5 million after the payoff of $12.2 million in existing mortgage debt. These mortgage loans bear interest at rates ranging from 7.65% to 9.78% per annum and mature from 2000 to 2005. The Trust also obtained short term financing totaling $5.5 million which was used in the payoff of three mortgage loans totaling $6.4 million. These short term mortgage loans bear interest at rates between 9% and 9.5% per annum and mature in 1996. Additionally, in September 1995, the Trust paid $2.4 million in satisfaction of the note payable which financed the acquisition of the 801 Pennsylvania Avenue investment. The Trust also extended or paid off mortgage loans, scheduled to mature in 1995, totaling $5.0 million and made other principal payments totaling $2.3 million.

During 1994, the Trust obtained first mortgage financing on seven Trust properties totaling $26.9 million, receiving net cash proceeds of $9.4 million after the payoff of $15.8 million in existing debt ($7.0 million of which would have matured during 1994). These mortgage loans bear interest at rates ranging from 8.89% to 11.0% per annum and mature from 1996 to 2019. In addition, the Trust made other mortgage note payments of $4.1 million during 1994, including the first mortgage principal payoffs of $143,000 secured by the Stewart Square Shopping Center and $940,000 secured by the Mountain View Shopping Center, both in Las Vegas, Nevada.

Mortgage principal payments totaling $16.0 million are due in 1996. It is the Trust's intention to either pay the mortgage loans when due or extend the due dates.

Based on the performance of the Trust's properties, the Trust's Board of Trustees (the "Board") voted in July 1993 to resume the payment of regular quarterly distributions to shareholders. Cash distributions paid to shareholders totaled $2.5 million, $2.1 million, and $617,000 in 1995, 1994, and 1993, respectively. The Trust also paid a 10% share distribution in each of 1995, 1994, and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

          Financing Activities (Continued)

During 1995, 1994, and 1993, the Trust repurchased 123,500, 192,000, and 280,038 of its shares of beneficial interest at a total cost of $1.4 million, $2.3 million, and $2.4 million, respectively. In May 1994, the Trust's Board authorized the repurchase up to 300,000 additional shares of beneficial interest of which 182,702 have been purchased to date.

Two partnerships in which the Trust holds interests obtained first mortgage financing during 1995. The Trust received distributions totaling $3.0 million representing its share of the net refinancing proceeds.

Results of Operations

1995 COMPARED TO 1994. The Trust reported a substantial improvement in 1995 net operating results from a $254,000 net loss incurred in 1994 to $708,000 net income recorded in 1995. The underlying reasons for this improvement are more fully discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $16.2 million in 1994 to $18.1 million in 1995.

     Multifamily Properties

      The Trust's multifamily portfolio, which accounted for 66% of the Trust's real estate portfolio and included 6,294 operating units at December 31, 1995, reported an increase in net rental income of $2.0 million, or 17%, for 1995 as compared to 1994. Of this increase, $1.9 million is related to properties acquired in 1994 and 1995. For multifamily properties held in both years, net rental income increased $107,000 due to increased rental revenue from higher rental rates, which was partially offset by increased operating expenses and rental losses, including discounts and concessions and bad debt expense, related to the Trust's continued efforts to improve physical occupancy rates. Overall, both physical and economic occupancy levels have remained relatively stable for multifamily properties held in both years.

     Commercial Properties

      The Trust's commercial portfolio included 1.5 million square feet at December 31, 1995. The K-Mart Shopping Center in Indianapolis, Indiana, was a new addition to the Trust's commercial portfolio in December 1994 and contributed an additional $278,000 to 1995 net rental income, while the sale of the K-Mart Shopping Center in Kansas City, Missouri, in July 1995 caused a $105,000 decrease in net rental income. Commercial properties held in both years reported an overall decrease in net rental income of $250,000 principally due to higher economic vacancies and increased operating expenses related to continued efforts to increase physical occupancy levels, which have remained relatively stable.

Interest revenue decreased from $1.7 million in 1994 to $1.1 million in 1995. Of this decrease, $524,000 is attributable to the Alder Creek mortgage note receivable, the balance of which was settled in 1994. Additionally, a $94,000 decrease resulted from the payoff of the Greentree mortgage note receivable in September 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Equity in income of partnerships increased from $105,000 in 1994 to $770,000 in 1995, mainly due to the Trust's investment in ISA, in which the Trust holds a 40% interest. Indcon, L.P., ("Indcon") in which ISA holds an effective 100% interest, reported increases in rental income due to higher rental rates and increases in common area cost recovery income. This partnership also experienced decreases in certain expenses such as depreciation, insurance, and real estate taxes. Effective October 1, 1995, Indcon ceased depreciation on a majority of its properties, increasing the Trust's equity income by $134,000, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" due to an impending sale of these properties which was consummated in the first quarter of 1996.

Interest expense increased from $10.5 million for 1994 to $12.3 million for 1995. Of this increase, $1.4 million resulted from interest expense associated with mortgage loans obtained or assumed in connection with 1994 and 1995 property acquisitions. In addition, first mortgage financing obtained on properties held during 1994 and 1995 increased mortgage loans by $16.5 million and the related interest expense by $1.0 million in 1995. These increases were slightly offset by decreases totaling $356,000 related to the sale of K-Mart Shopping Center in Kansas City, Missouri, in 1995, the payoff of the mortgage loan secured by Mountain View Shopping Center in 1994, the settlement of litigation involving the note payable secured by Pepperkorn Office Building in May 1995, and interest capitalized to the carrying values of three development properties.

Depreciation expense increased from $5.0 million in 1994 to $6.0 million in 1995, due to the depreciation of properties acquired over the past two years and the additional depreciation of capital improvements made to Trust properties during 1994 and 1995 of $2.1 million and $8.0 million, respectively.

Advisory fees to Basic Capital Management, Inc., ("BCM") were $468,000 for the first quarter of 1994. Advisory fees to Tarragon Realty Advisors, Inc., ("Tarragon") were $909,000 for the last three quarters 1994 and $1,037,000 during calendar 1995. The Trust changed advisors from BCM to Tarragon effective April 1, 1994. Under the BCM advisory agreement, the Trust paid a monthly advisory fee equal to .0625% of the Trust's average gross asset value and an incentive fee equal to 7.5% per annum of the Trust's net income. The initial Tarragon advisory agreement called for a $100,000 base fee, which was eliminated in the 1995 agreement, and a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement and approved by the Board. For a detailed discussion of the advisory agreements, see
ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor".

General and administrative expenses increased from $1.9 million in 1994 to $2.1 million in 1995 primarily due to increased trustees fees related to a revised fee structure effected in 1995 (see ITEM 11. "EXECUTIVE COMPENSATION") and fees related to the annual shareholder meeting. No such meeting was held in 1994.

The Trust reported a provision for loss credit of $425,000 during 1995. This credit consists of a provision for loss of $275,000, recorded in June 1995, due to the sale of the K-Mart Shopping Center in Kansas City, Missouri, in July 1995. Also, in May 1995, the litigation involving the Trust's acquisition of the Pepperkorn Office Building in Manitowoc, Wisconsin, was resolved, and, as a result of the court's judgment, the Trust reversed a previously recorded allowance for estimated loss of $700,000 with a corresponding credit to provision for losses. See NOTE 4. "REAL ESTATE AND DEPRECIATION" in the notes to the Consolidated Financial Statements for a more detailed discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

In May 1994, the Trust reported a gain on the sale of real estate of $385,000 related to the sale of a warehouse by Indcon. The Trust reported gains totaling $533,000 on the sales of portions of the Lake Highlands land in Dallas, Texas, during 1995. The Trust also recognized gains on sales of investments of $141,000 during 1994 and $412,000 during 1995 attributable to the sale of the shares of beneficial interest of CMET.

An extraordinary gain of $67,000 was recorded during the third quarter of 1995 related to the discounted settlement of the $2.5 million note payable which financed the acquisition of the investment in an office building located in Washington, D.C. In November and December 1995, the Trust recorded extraordinary gains of $110,000 and $560,000, respectively, related to the negotiated discounted payoffs of the mortgage notes payable secured by Bryan Hill Apartments and Forest Oaks Apartments. For further discussion, see NOTE 7. "NOTES, DEBENTURES, AND INTEREST PAYABLE".

1994 COMPARED TO 1993. For the year ended December 31, 1994, the Trust's operating loss significantly decreased from $4.0 million in 1993 to $780,000 in 1994. The underlying factors contributing to this decrease are discussed in the following paragraphs. In addition, primarily due to a 1993 extraordinary gain of $8.9 million, the Trust reported net income of $5.8 million for the year ended December 31, 1993, as compared with a net loss of $254,000 for the year ended December 31, 1994.

Net rental income increased from $14.7 million for the year ended December 31, 1993, to $16.2 million for the year ended December 31, 1994.

      Multifamily Properties

      An increase in net rental income of $2.1 million, or 22%, is attributable to the Trust's multifamily portfolio, which accounted for 62% of its real estate portfolio and included 5,790 operating units as of December 31, 1994. Of this increase, $1.1 million relates to four operating properties purchased and one property acquired through foreclosure in 1994 and two properties acquired in 1993 through foreclosure. Multifamily properties held in both years reported an overall increase in net rental income of $964,000 resulting chiefly from increased rental revenue due to higher rental rates. Additionally, overall occupancy levels increased for multifamily properties held in both years.

      Commercial Properties

      The Trust's commercial portfolio, which included 1.6 million square feet as of December 31, 1994, reported a decrease in net rental income of $389,000, principally due to increased vacancy losses and operating expenses due to 1994 repair and maintenance expenditures in an effort to upgrade the properties and improve occupancy levels, which were lower than those reported in 1993.

Interest income increased from $1.6 million for the year ended December 31, 1993, to $1.7 million for the year ended December 31, 1994. Interest income related to the Alder Creek mortgage note receivable increased $354,000 primarily due to the 1994 settlement of this note balance. This increase was partially offset by a decrease of $208,000 related to the payoff or foreclosure of three notes receivable in each of 1993 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest expense increased from $9.8 million for the year ended December 31, 1993, to $10.5 million for the year ended December 31, 1994. Of this increase, $739,000 is due to the mortgage debt associated with the properties acquired during 1993 and 1994. Additionally, the refinancing of properties held in both 1994 and 1993 increased notes payable by a total of $12.7 million and interest expense by $384,000. Partially offsetting these increases was a $200,000 decrease in the interest expense on the mortgage secured by the Pinecrest Apartments due to a reduction in the variable interest rate during 1993. The Trust also ceased accruing interest on the mortgage note secured by the Pepperkorn Office Building in April 1994 due to pending litigation, accounting for a $151,000 decrease in interest expense.

During 1993, the Trust recorded provisions for losses totaling $1.4 million on one of the Trust's properties held for sale and one of the Trust's first lien mortgage notes.

In 1993, the Trust issued a $1.0 million convertible subordinated debenture to John A. Doyle, Chief Financial Officer of the Trust, in exchange for his 10% participation in the profits of the Consolidated Capital Properties II ("CCP II") assets, which were acquired in November 1992. This participation was granted as consideration for Mr. Doyle's services to the Trust in connection with the acquisition of the CCP II portfolio. See NOTE 7. "NOTES, DEBENTURES, AND INTEREST PAYABLE."

Depreciation expense increased from $4.6 million for the year ended December 31, 1993, to $5.0 million for the year ended December 31, 1994. Of this increase, $184,000 relates to the two properties acquired through foreclosure in 1993 and six of the properties acquired during 1994, two of which were also acquired through foreclosure. Depreciation expense also increased due to improvements made to Trust properties of $2.8 million in 1993 and $2.1 million in 1994.

Advisory fees to BCM were $468,000 for the first three months of 1994 and $1.5 million in 1993. Advisory fees to Tarragon were $909,000 during April through December 1994. Under the BCM advisory agreement, the Trust paid a monthly fee equal to .0625% per month of the average gross asset value of the Trust. In addition, the Trust paid BCM an incentive fee equal to 7.5% per annum of the Trust's net income for each year during which BCM provided services. Under the Tarragon advisory agreement, the Trust paid a base annual advisory fee of $100,000 plus an incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement dated February 15, 1994.

General and administrative expenses increased from $1.8 million for the year ended December 31, 1993, to $1.9 million for the year ended December 31, 1994. This increase is due to an increase in advisor cost reimbursements during 1994 as compared to 1993. Partially offsetting this increase is a reduction in legal fees related to the Olive litigation, as more fully discussed in NOTE 15. "COMMITMENTS AND CONTINGENCIES".

For the year ended December 31, 1994, the Trust reported a gain on sale of real estate of $385,000 related to the sale of a warehouse by Indcon in May 1994. In addition, the Trust recognized a gain on the sale of investments of $141,000 related to the sale of the 15,000 shares of beneficial interest of CMET.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

For the year ended December 31, 1993, the Trust recognized gains on sales of real estate of $851,000 related to the sale of three office buildings by SAC 9 and $94,000 on the sale of the Plaza Jardin Office Building, one of the CCP II assets.

Also during 1993, the Trust recorded an extraordinary gain on the forgiveness of debt of $8.9 million related to the discounted purchase of the second lien mortgage secured by Century Centre II Office Building, which was purchased by the Trust for $300,000 as part of a bankruptcy Plan of Reorganization.

Allowance for Estimated Losses and Provisions for Losses

The Trust's management, on a quarterly basis, reviews the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed its cost or its estimated fair value. In those instances in which estimates of fair value of the collateral securing the Trust's mortgage loans or properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation of the carrying values of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

The Trust's management also evaluates the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This evaluation generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds its estimated fair value.

Environmental Matters

Under various federal, state, and local environmental laws, ordinances, and regulations, the Trust may be potentially liable for removal or remediation costs (including governmental fines and injuries to persons and property), as well as certain other potential costs relating to hazardous or toxic substances where property-level managers have arranged for the removal, disposal, or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets, or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Matters

For the years ended December 31, 1995, 1994, and 1993, the Trust elected, and in the opinion of the Trust's management qualified, to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

                     [This space intentionally left blank.]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Reports of Independent Public Accountants ............................      30

Consolidated Balance Sheets -
  December 31, 1995 and 1994 .........................................      32

Consolidated Statements of Operations -
  Years Ended December 31, 1995, 1994, and 1993 ......................      33

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1995, 1994, and 1993 ......................      34

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1995, 1994, and 1993 ......................      35

Notes to Consolidated Financial Statements ...........................      38

Schedule III - Real Estate and Accumulated Depreciation ..............      57

Schedule IV - Mortgage Loans on Real Estate ..........................      62


All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Trustees of National Income Realty Trust


We have audited the accompanying consolidated balance sheets of National Income Realty Trust and subsidiaries as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Income Realty Trust and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedules III and IV are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 Arthur Andersen LLP

Dallas, Texas
March 15, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Trustees of National Income Realty Trust


We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of National Income Realty Trust and subsidiaries for the year ended December 31, 1993. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated results of the operations of National Income Realty Trust and subsidiaries and their cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.


                                                          BDO Seidman

Dallas, Texas
March 25, 1994

                          NATIONAL INCOME REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                                   ----------------------
                                                                      1995         1994
                                                                   ---------    ---------
Assets                                                             (dollars in thousands)
Real estate
   Held for investment, net of accumulated depreciation
         ($44,750 in 1995 and $38,532 in 1994) ...............     $ 189,086    $ 178,537
   Held for sale, net of accumulated depreciation
         ($397 in 1995 and $895 in 1994) .....................         6,589        6,821
                                                                   ---------    ---------
                                                                     195,675      185,358
Less - allowance for estimated losses ........................          --           (700)
                                                                   ---------    ---------
                                                                     195,675      184,658
Notes and interest receivable
   Performing ................................................        11,685       15,038
   Nonperforming, nonaccruing ................................           977        1,233
                                                                   ---------    ---------
                                                                      12,662       16,271
Less - allowance for estimated losses ........................        (6,274)      (6,274)
                                                                   ---------    ---------
                                                                       6,388        9,997

Investments in partnerships ..................................        10,780       11,026
Cash and cash equivalents ....................................         1,674        3,484
Restricted cash ..............................................         2,329        3,222
Investment in marketable equity securities of affiliate ......          --            593
Other assets (including $11 in 1995 and $82 in 1994 due
   from affiliates) ..........................................         5,192        4,060
                                                                   ---------    ---------
                                                                   $ 222,038    $ 217,040
                                                                   =========    =========
          Liabilities and Shareholders' Equity

Liabilities
Notes, debentures, and interest payable (including
   $1.0 million in 1995 and 1994 to affiliates) ..............     $ 144,497    $ 138,316
Other liabilities (including $818 in 1995 and $133 in 1994
   due to affiliates) ........................................         7,914        5,364
                                                                   ---------    ---------
                                                                     152,411      143,680
Commitments and contingencies
Shareholders' equity
Shares of beneficial interest, no par value; authorized
   shares, unlimited; 3,390,727 and 3,216,267 shares
   outstanding (after deducting 450,857 and 287,875
   shares held in treasury) ..................................        10,181        9,657
Paid-in capital ..............................................       276,716      275,178
Accumulated distributions in excess of
   accumulated earnings ......................................      (217,270)    (211,887)
Unrealized gains on marketable equity securities .............          --            412
                                                                   ---------    ---------
                                                                      69,627       73,360
                                                                   ---------    ---------
                                                                   $ 222,038    $ 217,040
                                                                   =========    =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the Years Ended December 31,
                                                                            -----------------------------------------------
                                                                                 1995              1994             1993
                                                                            ------------      ------------     ------------
                                                                                 (dollars in thousands, except per share)

Income
  Rentals.........................................................          $     43,381      $     38,309     $     34,825
  Interest .......................................................                 1,089             1,721            1,566
  Equity in income (losses) of partnerships.......................                   770               105              (34)
                                                                            ------------      ------------     ------------
                                                                                  45,240            40,135           36,357

Expenses
  Property operations (including $330 in 1995,
   $397 in 1994, and $360 in 1993 to affiliates)..................                25,279            22,085           20,147
  Interest........................................................                12,306            10,538            9,815
  Depreciation....................................................                 5,959             4,992            4,639
  Provision for losses............................................                  (425)             -               1,390
  Profit participation buyout.....................................                  -                 -               1,000
  Advisory fee to affiliate.......................................                 1,037               909             -
  Advisory fee to prior advisor...................................                   -                 468            1,537
  General and administrative (including $960 in 1995,
   $1,022 in 1994, and $627 in 1993 to affiliates)................                 2,058             1,923            1,842
                                                                            ------------      ------------     ------------
                                                                                  46,214            40,915           40,370
                                                                            ------------      ------------     ------------
(Loss) before gains on sales of real estate and
  investments and extraordinary gain                                                (974)             (780)          (4,013)
  Gain on sale of real estate.....................................                   533               385              945
  Gain on sale of investments.....................................                   412               141             -
                                                                            ------------      ------------     ------------
(Loss) from continuing operations.................................                   (29)             (254)          (3,068)
  Extraordinary gain..............................................                   737              -               8,888
                                                                            ------------      ------------     ------------
  Net income (loss)...............................................          $        708      $       (254)    $      5,820
                                                                            ============      ============     ============

Earnings per share
(Loss) from continuing operations.................................          $         -       $       (.07)    $       (.80)
Extraordinary gain................................................                   .21              -                2.33
                                                                            ------------      ------------     ------------
Net income (loss).................................................          $        .21      $       (.07)    $       1.53
                                                                            ============      ============     ============

Weighted average shares of beneficial interest
  used in computing earnings per share............................             3,439,191         3,599,811        3,807,164
                                                                            ============      ============     ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             Accumulated   Unrealized
                                                               Shares of                    Distributions   Gains on
                                                           Beneficial Interest               in Excess of  Marketable
                                                          --------------------   Paid-in     Accumulated     Equity    Shareholders'
                                                           Shares      Amount    Capital      Earnings     Securities    Equity
                                                          ---------    -------   --------   ------------   ----------  -------------
                                                                                     (dollars in thousands)

Balance, January 1, 1993.............................     3,132,625    $ 9,407   $273,896     $(208,376)     $  -       $74,927

Repurchase of shares of beneficial interest..........      (280,038)      (840)    (1,568)       -              -        (2,408)
Cash distributions ($0.16 per share).................         -          -          -              (617)        -          (617)
Share distributions..................................       273,529        820      2,187        (3,007)        -         -
Unrealized gains on marketable
   equity securities.................................         -          -          -             -            452          452
Net income...........................................         -          -          -             5,820         -         5,820
                                                          ---------    -------   --------     ---------      -----      -------
Balance, December 31, 1993...........................     3,126,116      9,387    274,515      (206,180)       452       78,174

Repurchase of shares of beneficial interest..........      (192,000)      (576)    (1,771)       -              -        (2,347)
Cash distributions ($0.56 per share).................         -          -          -            (2,173)        -        (2,173)
Share distributions..................................       282,151        846      2,434        (3,280)        -         -
Unrealized gains on marketable
   equity securities.................................         -          -          -             -            101          101
Realized gains on marketable equity
   securities........................................         -          -          -             -           (141)        (141)
Net (loss)...........................................         -          -          -              (254)        -          (254)
                                                          ---------    -------   --------     ---------      -----      -------
Balance, December 31, 1994...........................     3,216,267      9,657    275,178      (211,887)       412       73,360

Repurchase of shares of beneficial interest..........      (123,500)      (370)    (1,069)       -              -        (1,439)
Cash distributions ($0.73 per share).................         -          -          -            (2,590)        -        (2,590)
Share distributions..................................       297,960        894      2,607        (3,501)        -         -
Realized gains on marketable equity
   securities........................................         -          -          -             -           (412)        (412)
Net income...........................................         -          -          -               708         -           708
                                                          ---------    -------   --------     ---------      -----      -------
Balance, December 31, 1995...........................     3,390,727    $10,181   $276,716     $(217,270)     $  -       $69,627
                                                          =========    =======   ========     =========      =====      =======

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended December 31,
                                                               -----------------------------------
                                                                 1995          1994         1993
                                                               --------      --------     --------
                                                                      (dollars in thousands)
Cash Flows from Operating Activities
   Rentals collected........................................   $ 42,763      $ 38,402     $ 35,105
   Interest collected.......................................      1,062         1,587        1,515
   Interest paid............................................    (12,638)       (9,900)      (9,253)
   Payments for property operations (including
     $330 in 1995, $397 in 1994, and $360
      in 1993 to affiliates)................................    (25,179)      (23,703)     (20,685)
   General and administrative expenses paid
     (including $890 in 1995, $1,022 in 1994,
     and $627 in 1993 to affiliates)........................     (2,159)       (1,877)      (1,737)
   Advisory fee paid to affiliate...........................     (1,022)         (860)        -
   Advisory fee paid to prior advisor.......................       -             (342)      (1,537)
   Deferred borrowing costs.................................       (777)       (1,455)        (185)
   Other....................................................       -             -             397
                                                               --------      --------     --------

     Net cash provided by operating activities..............      2,050         1,852        3,620
                                                               --------      --------     --------

Cash Flows from Investing Activities
   Acquisition of real estate ..............................     (3,786)       (3,006)        -
   Proceeds from sale of real estate........................      1,646          -             410
   Real estate improvements.................................     (8,022)       (2,052)      (2,835)
   Collections on notes receivable..........................      3,609         1,841        2,431
   Fundings of notes receivable.............................       -             -            (329)
   Proceeds from sale of investments........................        593           210         -
   Acquisition of partnership interest......................       (462)         -            -
   Distributions from partnerships' investing
   activities...............................................       -              871        1,746
   Net distributions from (contributions to)
     partnerships...........................................        986           727         (151)
                                                               --------      --------     --------

   Net cash provided by (used in) investing activities......     (5,436)       (1,409)       1,272
                                                               --------      --------     --------

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                  For the Years Ended December 31,
                                                                           ---------------------------------------------
                                                                              1995              1994             1993
                                                                           ---------        ----------       -----------
                                                                                       (dollars in thousands)
Cash Flows from Financing Activities
   Payments on notes payable....................................           $ (23,571)       $  (19,904)      $    (4,782)
   Proceeds from notes payable..................................              23,500            26,913             1,961
   Repair escrow receipts (deposits), net.......................               1,214              (545)              (61)
   Payments to prior advisor....................................                -                 (132)             -
   Distributions to shareholders................................              (2,486)           (2,098)             (617)
   Repurchase of shares of beneficial interest..................              (1,439)           (2,347)           (2,408)
   Borrowings on margin account.................................                 785                94               325
   Advances from affiliates.....................................                 563              -                 -
   Distributions from partnerships'
     financing activities.......................................               3,010              -                 -
                                                                           ---------        ----------       -----------
   Net cash provided by (used in)
     financing activities.......................................               1,576             1,981            (5,582)
                                                                           ---------        ----------       -----------
   Net increase (decrease) in cash and
     cash equivalents...........................................              (1,810)            2,424              (690)

Cash and cash equivalents, beginning of year....................               3,484             1,060             1,750
                                                                           ---------        ----------       -----------

Cash and cash equivalents, end of year..........................           $   1,674        $    3,484       $     1,060
                                                                           =========        ==========       ===========

Reconciliation of net income (loss) to net cash
  provided by operating activities
     Net income (loss)..........................................           $     708        $     (254)      $     5,820
     Gain on sale of real estate................................                (533)             (385)             (945)
     Gain on sale of investments................................                (412)             (141)             -
     Extraordinary gain.........................................                (737)             -               (8,888)
     Depreciation and amortization..............................               6,499             5,357             4,660
     Provision for losses.......................................                (425)             -                1,390
     Profit participation buyout................................                -                 -                1,000
     Equity in (income) losses of partnerships..................                (770)             (105)               34
     Changes in other assets and other liabilities, net of
       effects of noncash investing and financing activities:
        (Increase) in interest receivable.......................                  (7)             (134)              (25)
        (Increase) decrease in other assets.....................              (1,962)           (1,734)              659
        Increase (decrease) in other liabilities................                 353            (1,179)             (236)
        (Decrease) increase in interest payable.................                (664)              427               151
                                                                           ---------        ----------       -----------

     Net cash provided by operating activities..................           $   2,050        $    1,852       $     3,620
                                                                           =========        ==========       ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                             For the Years Ended December 31,
                                                                            ---------------------------------
                                                                              1995          1994        1993
                                                                            -------      --------     -------
                                                                                 (dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the acquisition or foreclosure of real estate:

   Real estate................................................              $11,024      $ 19,585     $10,080
   Mortgage notes and accrued interest receivable.............                 -             (750)     (5,698)
   Allowance for estimated losses.............................                 -             -          2,067
   Other assets...............................................                  525           851         202
   Mortgage debt and accrued interest payable.................               (7,556)      (16,611)     (6,651)
   Other liabilities..........................................                 (208)          (69)       -
                                                                            -------      --------     -------
   Cash paid..................................................              $ 3,785      $  3,006     $  -
                                                                            =======      ========     =======

   Mortgage debt released in connection with
   litigation settlement......................................              $ 1,020      $   -        $  -

   Foreclosure of wraparound mortgage note and
   concurrent sale, with buyer assuming
   underlying note payable....................................              $  -         $   -        $ 3,410

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of National Income Realty Trust, subsidiaries, and the consolidated partnerships (the "Trust") have been prepared in conformity with generally accepted accounting principles ("GAAP"), the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES". The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Notes to the Consolidated Financial Statements (the "Notes") are an integral part of the Consolidated Financial Statements. The data presented in the Notes are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1994 and 1993 have been reclassified to conform to the 1995 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. National Income Realty Trust and its subsidiaries ("NIRT") is a California business trust organized on October 31, 1978. The Trust was formed to invest in real estate, including commercial and apartment properties, and, to a lesser extent, to finance real estate through mortgage notes. Since 1991, the Trust has sought only to make equity investments, and, accordingly, its mortgage note receivable portfolio represents a diminishing portion of the Trust's assets.

Basis of consolidation. The Consolidated Financial Statements include the accounts of NIRT and partnerships which it controls. All significant intercompany transactions and balances have been eliminated.

Real estate and depreciation. Real estate is carried at the lower of cost or estimated fair value. Foreclosed real estate is initially recorded at new cost, defined as the lower of the Trust's note receivable carrying amount or the fair value of the collateral property less estimated costs of sale. The Trust capitalizes property improvements and major rehabilitation projects which increase the value of the respective property and have useful lives greater than one year, except for individual expenditures less than $10,000 which are not part of a planned renovation project. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years.

During the fourth quarter of 1995, effective January 1, 1995, the Trust refined its capitalization policy. It was determined that, in addition to the Trust's policy of capitalization of planned renovations and individual projects which exceed $10,000, the Trust also had several properties undergoing a repositioning process ("Repositioning"). Repositioning was defined as projects with planned extensive unit upgrades and exterior improvements which, once completed, will enable the property to command higher market rents, thereby increasing the property value. All Repositioning expenditures are capitalized to the carrying value of the property and depreciated over a term of ten years.

The Trust's management evaluates the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This evaluation generally consists of a review of the properties' cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying value of the property exceeds the estimated fair value.

At least annually, all properties held for sale are reviewed by the Trust's management, and a determination is made if the held for sale classification remains appropriate. The following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) the property has been held for at least one year; (ii) Trust management has no intent to dispose of the property within the next twelve months; (iii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986, as amended (the "Code"); (iv) property improvements have been funded; and (v) the Trust's financial resources are such that the property can be held long-term.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on mortgage notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds the Trust's estimate of fair value of the collateral securing the notes or the properties. The provisions for losses are based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically. Any additional provision determined to be necessary or the reversal of any existing allowance no longer required is recorded by a charge or credit to current earnings.

Notes receivable and interest income. Effective January 1, 1995, the Trust adopted, as required, Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoptions.

Interest recognition on notes receivable. Interest income is recognized on the Trust's notes receivable according to the contractual loan terms. However, accrued but unpaid interest income is recognized only to the extent the fair value of the underlying collateral exceeds the carrying value of the receivable. Notes receivable are considered nonperforming when they become 60 days or more delinquent. Interest income is recognized on these notes to the extent of cash received. A loan is considered impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Trust's policy with respect to interest income recognition on impaired loans is determined based on whether the loan is performing or nonperforming and the associated Trust policies with respect to these categories.

Cash equivalents. The Trust considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Restricted cash. Restricted cash represents escrow accounts, generally held by the lenders of certain of the Trust's mortgage notes payable, for taxes, insurance, and property repairs.

Other assets. Other assets consist primarily of tenant accounts receivable, deferred borrowing costs, and prepaid leasing commissions. Deferred borrowing costs are amortized on the straight-line method (which approximates the effective interest method) over the related loans terms, and such amortization is included in interest expense. Prepaid leasing commissions are amortized on the straight-line method over the related lease terms, and such amortization is included in property operating expenses.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition on the sale of real estate. Sales of real estate are recorded when and to the extent permitted by SFAS No. 66. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.

Investment in noncontrolled partnerships. The Trust uses the equity method to account for investments in partnerships it does not control. Under the equity method, the Trust's initial investment is increased by the Trust's proportionate share of the partnership's operating income and additional advances and decreased by the Trust's proportionate share of the partnership's operating losses and distributions received.

Marketable equity securities. Marketable equity securities are considered to be available-for-sale and are carried at fair value, defined as year end closing market value. Net unrealized holding gains and losses are reported as a separate component of shareholders' equity.

Earnings per share. Income (loss) per share of beneficial interest (the "Shares" and each a "Share") is computed based upon the weighted average number of Shares outstanding during each year. Share and per share data have been restated to give effect to 10% share distributions declared in September 1994 and September 1995.

Fair value of financial instruments. The carrying value of the Trust's cash and cash equivalents approximates fair value. The Trust uses the following assumptions in estimating the fair value of its notes receivable and notes payable. For performing notes receivable, the fair value is estimated by discounting future expected cash flows using current interest rates for similar loans. For nonperforming notes receivable or notes receivable for which foreclosure of the collateral property is probable, the estimated fair value of the Trust's interest in the collateral property is used. For notes payable, the fair value is estimated by discounting future expected cash flows using current rates for mortgages with similar terms and maturities. The estimated fair values presented do not purport to present amounts to be ultimately realized by the Trust, which may vary significantly from the estimated fair values presented.

Recent Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also requires long-lived assets expected to be disposed of to be carried at the lower of carrying amount or fair value less cost to sell, and depreciation is not to be taken with respect to such assets. The Trust will adopt SFAS No. 121 in the first fiscal quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

The Trust estimates that if SFAS No. 121 had been adopted effective January 1, 1995, its depreciation would have been reduced by $141,000 and net income increased by like amount for 1995, and no additional provisions for losses for either impairment of its properties held for investment or declines in estimated fair value less cost to sell of its properties held for sale would have been required.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 1995, the FASB issued SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation", which requires stock option disclosures based on their fair value at the date of the grant. The recognition of compensation cost for new and modified options may also be based on these fair values. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Trust is still evaluating the effects of adoption of this statement, but management anticipates that, if any compensation costs related to share options are incurred, such costs will be recorded using the guidance provided by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation costs related to stock options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. All share options issued to date by the Trust have exercise prices equal to the market price of the shares at the date of grant. See NOTE 9. "SHARE OPTIONS".

                     [This space intentionally left blank.]

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following at December 31:

                                            1995                                              1994
                        ---------------------------------------------    -----------------------------------------------
                                                 Non-                                               Non-
                             Performing        performing                      Performing         performing
                        ---------------------  ----------                ----------------------   ----------
                        Impaired   Unimpaired   Impaired       Total     Impaired    Unimpaired    Impaired      Total
                        --------   ----------  ----------    --------    --------    ----------   ----------    --------
Notes receivable        $ 9,183     $ 2,618      $ 943       $ 12,744     $ 8,944     $ 6,170      $ 1,199      $ 16,313
Accrued interest           --            36         34             70           2          74           34           110
Deferred gain              --          (152)       --            (152)       --          (152)        --            (152)
                        -------     -------      -----       --------     -------     -------      -------      --------

Recorded investment       9,183       2,502        977         12,662       8,946       6,092        1,233        16,271
Allowance for
  estimated losses       (5,297)       --         (977)        (6,274)     (5,041)       --         (1,233)       (6,274)
                        -------     -------      -----       --------     -------     -------      -------      --------

Net carrying value       $3,886     $ 2,502      $ --        $  6,388     $ 3,905     $ 6,092      $  --        $  9,997
                        =======     =======      =====       ========     =======     =======      =======      ========

Estimated fair value     $8,660     $ 2,717      $ --        $ 11,377     $ 8,216     $ 6,398      $  --        $ 14,614
                        =======     =======      =====       ========     =======     =======      =======      ========

Impaired notes receivable. For the years ended December 31, 1995, 1994, and 1993, the Trust's average recorded investment in impaired loans was $10.2 million, $11.0 million, and $10.8 million, respectively. Interest income recognized on impaired loans for these periods was $338,000, $402,000, and $458,000, respectively. There were no impaired loans as of December 31, 1995 and 1994, without related allowances for estimated losses.

Nonperforming notes receivable. For 1995, 1994, and 1993, unrecognized interest income on nonperforming notes totaled $452,000, $470,000, and $654,000, respectively. Recognized interest income on nonperforming notes receivable, recorded to the extent of cash received, amounted to $555,000 and $215,000 during 1994 and 1993, respectively. No interest income was recognized on nonperforming notes receivable during 1995.

Notes receivable at December 31, 1995, mature from 1996 through 2016, with interest rates ranging from 5.7% to 18% per annum. They are generally nonrecourse and collateralized by real estate. Scheduled principal maturities of $11.5 million are due in 1996, including $10.1 million related to two mortgage notes receivable that were settled or modified in January 1996, as more fully discussed below, and $943,000 which represents the principal balance of the nonperforming loan in the table above.

In January 1995, the Trust agreed to a modification of the terms of a $1.6 million first mortgage note, secured by 4.5 acres of land and improvements, a 177,397 square foot shopping center, subject to a ground lease, in Dallas, Texas. In accordance with the modified terms, the Trust released a portion of the land securing the loan (approximately 15,000 square feet), and, in exchange, the ground lease was terminated. Additionally, the interest rate was increased from 15% to 18% per annum, and the maturity date was shortened 20 months from September 1997 to January 1996. In January 1996, the Trust agreed to a second modification of the mortgage loan whereby the borrower paid the Trust $100,000 in cash, as additional collateral, and the maturity date was extended to July 1996. The borrower is entitled to a further extension of three months upon another cash collateral payment of $100,000. The modifications resulted in no gain or loss to the Trust.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

In September 1995, the $3.6 million note receivable secured by a first lien mortgage on the Greentree Village Shopping Center, originally scheduled to mature in May 1996, was paid in full.

In October 1995, the Trust and the borrower on the $8.6 million first lien mortgage receivable, which matured in December 1995, negotiated a settlement whereby the borrower agreed to relinquish the collateral property, a 342,000 square foot shopping center in Jackson, Mississippi, through a deed in lieu of foreclosure. The Trust took possession of the property in January 1996. As the estimated fair value of the property exceeded the Trust's net carrying value of the mortgage note, the Trust recognized no loss in excess of amounts previously provided.

During 1994, in accordance with the discounted settlement of the Alder Creek note receivable, a nonperforming first mortgage loan with a carrying value of $856,000 and a legal balance of $1.5 million at such date, the Trust received cash payments totaling $1.3 million and released all collateral securing the mortgage loan.

NOTE 3.  ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                      Mortgage
                                        Notes        Real Estate
                                     Receivable     Held for Sale      Total
                                     ----------     -------------     -------
Balance January 1, 1993               $ 7,250          $ 4,990        $12,240
Provisions for losses                     690              700          1,390
Reclassification                          770             (770)          --
Amounts charged off                    (1,730)            (794)        (2,524)
                                      -------          -------        -------
Balance December 31, 1993               6,980            4,126         11,106

Reclassification to
  other assets                           (179)            --             (179)
Reclassification                         (527)             527           --
Amounts charged off                      --             (3,953)        (3,953)
                                      -------          -------        -------
Balance December 31, 1994               6,274              700          6,974

Provisions for losses                    --               (425)          (425)
Amounts charged off                      --               (275)          (275)
                                      -------          -------        -------
Balance December 31, 1995             $ 6,274          $  --          $ 6,274
                                      =======          =======        =======

The 1995 provision for loss credit was comprised of the reversal of a $700,000 allowance, provided in 1993 against the Pepperkorn Office Building, and a provision for loss of $275,000 recorded to reduce the carrying value of the K-Mart Shopping Center in Kansas City, Missouri, to the net sales proceeds received in July 1995. See NOTE 4. "REAL ESTATE AND DEPRECIATION" for detailed discussions of the related transactions.

Amounts charged off in 1994 relate primarily to the Lake Highland Apartments in Dallas, Texas. Due to a 1993 zoning change, the Trust ceased operations and demolished the complex. The $3.9 million carrying value of the property was subsequently charged against previously established reserves.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  REAL ESTATE AND DEPRECIATION

After a review of the Trust's real estate portfolio, Stewart Square Shopping Center and Mountain View Shopping Center were reclassified from properties held for sale to properties held for investment in the third quarter of 1995, and the K-Mart shopping centers in Thomasville, Georgia, and Charlotte, North Carolina, were reclassified from properties held for investment to properties held for sale during the fourth quarter of 1995.

During 1995 and 1994, the Trust purchased nine operating multifamily properties comprising 1,324 units, as presented below, and two development multifamily properties comprising 569 projected units and, in connection with these acquisitions, paid Tarragon Realty Advisors, Inc., ("Tarragon"), the Trust's advisor since April 1, 1994, real estate acquisition fees totaling $382,000. These properties are located in the same geographical areas where the Trust currently operates and were acquired in separate transactions.

                                                                Cost of Acquisition
                                               Date             -------------------
    Property                 Location        Acquired   Units    Cash        Debt
    --------                 --------        --------   -----   ------      -------
1995 Acquisitions
-----------------
Park Place                Los Angeles, CA    Feb - 95      39   $  380      $  --
Marina Park               North Miami, FL    Apr - 95      90      993        2,500
Mustang Creek             Arlington, TX      May - 95     120      830        2,680
Park Norton               Los Angeles, CA    Jun - 95      55      154          564
The Regent                Jacksonville, FL   Sep - 95    --      1,480         --
Meadowbrook               Baton Rouge, LA    Oct - 95     200     --          1,813
                                                        -----   ------      -------
                                                          504    3,837        7,557
                                                        -----   ------      -------

1994 Acquisitions
-----------------
Summit on the Lake        Fort Worth, TX     Mar - 94     198      776        3,711
Bryan Hill                Bethany, OK        Nov - 94     232      301        2,216
Forest Oaks               Lexington, KY      Nov - 94     154       95        3,329
Martins Landing           Lakeland, FL       Nov - 94     236      990        4,571
The Vistas                Fort Worth, TX     Dec - 94    --        844         --
                                                        -----   ------      -------
                                                          820    3,006       13,827
                                                        -----   ------      -------

                                                        1,324   $6,843      $21,384
                                                        =====   ======      =======

Also, in connection with obtaining the above listed loans of $2.7 million and $564,000 to finance the acquisition of Mustang Creek and Park Norton, the Trust paid Tarragon mortgage brokerage fees totaling $32,440.

The Trust intends to rehabilitate and expand The Vistas, formerly known as the Woodlake Run Apartments, to include 265 operating units for approximately $8.0 million of development costs, with completion estimated in 1997. The Regent Apartments is also under development at a total estimated cost of $2.1 million, of which $1.1 million was incurred in 1995, with completion of 304 operating units expected by the second quarter of 1996. Interest costs capitalized to the carrying values of development properties under construction during 1995, including Park Place, Park Norton, The Vistas, and The Regent, totaled $187,000.

The Trust purchased Pepperkorn Office Building located in Manitowoc, Wisconsin, ("Pepperkorn") in July 1991 for $1.1 million, paying $130,000 in cash and financing the remainder through a $1.0 million promissory note. Concurrently with the acquisition, the former owner and primary tenant (the "Seller") signed a lease at another one of the Trust's properties, the Lakeview Mall, also located in Manitowoc, Wisconsin. In 1993, the State of Wisconsin commenced eminent domain proceedings to acquire Pepperkorn, and the Trust recorded a provision for loss of $700,000 equal to the amount by which the carrying value of the property exceeded the

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

proposed condemnation award. Consequently, the terms of the acquisition, lease, and the initial condemnation proceeds offered by the State of Wisconsin have been in litigation since 1993. In May 1995, the court found, among other things, the $1.0 million promissory note executed by the Trust and the Seller's lease at Lakeview Mall were unenforceable. Accordingly, the note balance was offset against the carrying value of the property, the net rent receivable, and the condemnation award of approximately $164,000. As a result, the Trust reversed the $700,000 allowance during the second quarter of 1995 with a corresponding credit to earnings. The condemnation award is currently under appeal, and, although the Trust anticipates a successful outcome, there is no assurance that additional condemnation proceeds will be awarded.

During 1995, the Trust sold portions of the Lake Highlands land in Dallas, Texas, for an aggregate cash purchase price of $885,000 in cash. The Trust received total net cash proceeds of $790,000 after closing costs and recorded gains related to the sales totaling $533,000.

In July 1995, the Trust purchased a tract of land adjacent to its K-Mart Shopping Center in Kansas City, Missouri, for $125,000. Simultaneously with the purchase, the Trust sold the K-Mart Shopping Center and the tract of land, keeping a small portion of the undeveloped land, for $1.8 million. The Trust received net cash proceeds of $856,000, including a $414,000 discounted payoff of the K-Mart lease, after the first lien payoff of $1.1 million and other related closing costs. In June 1995, the Trust recorded a provision for loss of $275,000 to account for the excess carrying value of the property over the related sales price.

In November 1995, the City of Indianapolis (the "City") initiated condemnation proceedings against the Trust's K-Mart Shopping Center, which the Trust acquired in December 1994 through a deed in lieu of foreclosure of collateral securing a mortgage note receivable, as noted below. The shopping center was vacant upon acquisition, although leased to K-Mart under a net lease expiring in 1999. The lease was assigned by K-Mart to the City in September 1995. In February 1996, the City offered preliminary condemnation proceeds of $1.6 million which the Trust rejected in light of the appraisals prepared for the City which exceed $2.0 million. In March 1996, the Trust ceased payments on the $1.7 million mortgage note secured by the shopping center. Management does not anticipate incurring a loss as a result of the condemnation.

During 1994, the Trust acquired two properties through deeds in lieu of foreclosure of collateral securing two mortgage notes receivable, Mariposa Manor Apartments in Los Angeles, California, and the K-Mart Shopping Center in Indianapolis, Indiana. These properties were acquired subject to senior underlying debt totaling $2.6 million.

                     [This space intentionally left blank.]

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  EQUITY METHOD INVESTMENTS IN PARTNERSHIPS

The Trust's equity method investments in partnerships consisted of the following at December 31:

                                                           1995           1994
                                                         --------       ---------
 Sacramento Nine ("SAC 9").........................      $   (162)      $   2,179
 Income Special Associates ("ISA").................         8,636           8,670
 801 Pennsylvania Avenue...........................         2,898            -
 Other     ........................................          (592)            177
                                                         --------       ---------
                                                         $ 10,780       $  11,026
                                                         ========       =========

The Trust and Continental Mortgage and Equity Trust ("CMET") own SAC 9, a tenancy-in-common which currently owns two office buildings in the vicinity of Sacramento, California. The Trust has a 70% undivided interest in the earnings, losses, and distributions of SAC 9. Under the terms of the ownership agreement, unanimous consent is required of both the Trust and CMET for any material changes in the operations of the properties, including sales, refinancings, and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in SAC 9 under the equity method.

In August 1995, SAC 9 obtained first mortgage financing in the amount of $3.5 million secured by a previously unencumbered office building. Net financing proceeds of $3.4 million were distributed, of which the Trust's proportionate share equaled $2.4 million. This nonrecourse mortgage loan accrues interest based on a variable rate, currently 8.59% per annum, calls for monthly principal and interest payments calculated on a 20-year amortization, and matures September 2000. In connection with the financing, SAC 9 paid a mortgage brokerage fee of $35,000 to Tarragon.

In June 1993, SAC 9 sold two of its office buildings in separate transactions for an aggregate sales price of $3.3 million, the cash portion of which was $2.4 million, and recognized gains totaling $1.2 million. The Trust's share of the cash proceeds and the gains were $1.7 million and $810,000, respectively.

The Trust and CMET are also partners in ISA, a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), which owned 32 industrial warehouses that collateralized mortgage debt totaling $23.5 million at December 31, 1995. The Trust, as a noncontrolling partner, accounts for its investment in ISA using the equity method.

In September 1995, Indcon entered into negotiations to sell a majority of its warehouses and, in anticipation of the impending sale, negotiated a modification of its mortgage note payable pursuant to which the maturity date was accelerated from April 2012 to December 1996, and the yield maintenance prepayment premium, based on the outstanding principal loan balance over the remaining term of approximately 17 years, was eliminated. In connection with the modification, Indcon paid a fee of $1.2 million to the lender. The Trust's portion of the fee was $460,000, of which $390,000 was advanced in October 1995. The sale closed in the first quarter of 1996, and Indcon received net cash proceeds of $14.2 million and recognized a gain on the sale of approximately $241,000. The Trust received $5.7 million in cash and recognized a gain on the sale of $96,000 as its proportionate respective share of each.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  EQUITY METHOD INVESTMENTS IN PARTNERSHIPS (Continued)

In May 1994, Indcon sold a warehouse located in Dallas, Texas, for $4.4 million in cash. Indcon received net cash of $2.2 million, of which the Trust's share was $871,000, after the payoff of the existing first mortgage. A gain on the sale of $962,000 was recognized, of which the Trust's share was $385,000. In connection with the sale, a brokerage commission of $26,100 was paid to Tarragon.

The Trust also holds a 49% limited partner interest and a 1% general partner interest in English Village Partners, L.P., (the "Partnership") which owns a 300-unit apartment complex located in Memphis, Tennessee ("English Village"). The Trust, as a noncontrolling partner, accounts for its investment in the Partnership under the equity method. In November 1995, the Partnership refinanced the mortgage debt secured by English Village, increasing the first mortgage loan balance to $6.2 million. This nonrecourse loan accrues interest at 7.56% per annum, calls for monthly payments of principal and interest totaling $46,064, and matures in December 2005. Net refinancing proceeds were $1.3 million, of which the Trust's portion was $619,000.

In June 1995, the Trust acquired a 50% economic interest in the ownership of an office building located at 801 Pennsylvania Avenue, Washington, D.C. (the "Property"). This interest was acquired through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash and a $2.5 million promissory note, which bore interest at the Prime Rate plus 1% per annum and was paid at a $67,000 discount in September 1995. In accordance with the terms of the Note, the Trust's $3.0 million investment, as well as any additional advances made to the Property, is to be repaid from Property cash flow after operating expenses at the rate of 11% per annum. The $5.5 million remaining balance of the Note plus accrued interest may be satisfied by payment of 50% of all funds available after Property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Note is nonrecourse to all parties and is secured only by the Property.

Set forth below are summarized financial data for all partnerships the Trust accounts for under the equity method (unaudited):

                                                             December 31,
                                                        ----------------------
                                                          1995          1994
                                                        --------      --------
  Real estate, net of accumulated depreciation
     ($22,235 in 1995 and $20,222 in 1994)...........   $ 51,345      $ 50,152
  Other assets.......................................      6,176         5,046
  Notes payable......................................    (32,798)      (30,199)
  Other liabilities..................................       (490)         (435)
                                                        --------      --------
  Partners' capital                                     $ 24,233      $ 24,564
                                                        ========      ========

                                                            For the Years Ended December 31,
                                                        ---------------------------------------
                                                          1995           1994             1993
                                                        -------        -------          -------
  Rentals  .......................................      $ 9,889        $ 8,917          $ 8,556
  Depreciation....................................       (2,013)        (2,541)          (2,119)
  Property operations.............................       (3,290)        (3,585)          (3,520)
  Interest .......................................       (3,202)        (3,059)          (3,448)
                                                        -------        -------          -------
  Income (loss) before gain on sale of real estate        1,384           (268)            (531)
  Gain on sale of real estate.....................        --               962            1,216
                                                        -------        -------          -------
  Net income .....................................      $ 1,384        $   694          $   685
                                                        =======        =======          =======

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  INVESTMENTS IN MARKETABLE SECURITIES

At December 31, 1993, the Trust owned 54,500 shares of beneficial interest of CMET, purchased through open market transactions, at a total cost to the Trust of $250,000. In June 1994, the Trust sold 15,000 of these shares for $210,000 and recorded a $141,000 gain on the disposition. During the first quarter of 1995, the Trust sold the remaining 39,500 shares for $593,000 and recognized a $412,000 gain on the sale.

NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE

Notes, debentures, and interest payable consisted of the following at December
31:

                                                                    1995                               1994
                                                        ----------------------------       ----------------------------
                                                         Estimated                          Estimated
                                                           Fair              Book             Fair              Book
                                                           Value             Value            Value             Value
                                                        ----------        ----------       ----------        ----------
  Notes and debentures payable...................       $  148,768        $  143,137       $  131,326        $  136,247
                                                        ==========                         ==========
  Interest payable...............................                              1,363                              2,107
  Unamortized discounts..........................                                 (3)                               (38)
                                                                          ----------                         ----------
                                                                          $  144,497                         $  138,316
                                                                          ==========                         ==========

Notes payable at December 31, 1995, bear interest at rates ranging from 6.12% to 11.00% per annum and mature from 1996 through 2022. These notes are generally nonrecourse and are collateralized by deeds of trust on real estate with an aggregate carrying value of $180.5 million.

During 1994 and 1995, the Trust obtained long term first mortgage financing on twelve Trust properties, including Martins Landing as discussed below, totaling $44.9 million, receiving net cash proceeds of $13.9 million after the payoff of $28.0 million in existing debt. The remainder of the financing proceeds was used to fund escrows for replacements and repairs and to pay the associated closing costs. These nonrecourse mortgage loans bear interest at rates ranging from 7.65% to 11% per annum and mature between 1996 and 2019. In connection with these financings, the Trust paid commissions of $103,000 to Basic Capital Management, Inc., ("BCM") the Trust's former advisor, and $263,000 to Tarragon based upon the new $44.9 million in mortgage loans.

At December 31, 1995, scheduled principal payments on notes and debentures payable are due as follows:

  1996     .................................................      $   15,968
  1997     .................................................           8,401
  1998     .................................................          37,486
  1999     .................................................          20,453
  2000     .................................................           7,813
  Thereafter................................................          53,016
                                                                  ----------
                                                                  $  143,137
                                                                  ==========

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

In September 1995, the Trust negotiated a $2.7 million discounted payoff of the $3.2 million mortgage loan secured by Forest Oaks Apartments in Lexington, Kentucky, originally scheduled to mature in January 1996. In exchange for the discounted payoff of the Forest Oaks mortgage loan, the Trust agreed to pay the full balance of the $4.5 million mortgage loan, originally scheduled to mature February 2023, secured by Martins Landing Apartments located in Lakeland, Florida. In December 1995, the Trust obtained short term financing in the amount of $2.0 million, secured by Forest Oaks, and a $5.0 million ten year first mortgage, secured by Martins Landing. The $6.7 million proceeds of these financings, along with general working capital of the Trust, were used to satisfy the mortgage payoffs, and, in December 1995, the Trust recognized an extraordinary gain of $560,000 due to the forgiveness of debt.

Also in September 1995, the Trust entered into a Loan Sale Agreement (the "Agreement") with the U. S. Department of Housing and Urban Development ("HUD") for the discounted purchase of two mortgage loans for $3.9 million, secured separately by Bryan Hill Apartments located in Bethany, Oklahoma, acquired in November 1994, and Meadowbrook Apartments, a 200-unit complex in Baton Rouge, Louisiana. The Trust paid $3.5 million of the purchase price with funds obtained in November 1995 through interim financing, which is secured by first mortgage liens against both properties, bears interest at 9% per annum, and matures in May 1996. The balance was paid through the application of existing escrow accounts and general working capital of the Trust. In November 1995, simultaneously with the final payment to HUD, the Trust recognized an extraordinary gain of $110,000 in connection with the purchase of the $2.2 million Bryan Hill mortgage. Through the discounted purchase of the mortgage loan secured by Meadowbrook Apartments, effective October 1, 1995, the Trust acquired control of the property and recorded the acquisition as of the same date. The Trust paid a mortgage brokerage fee of $35,000 to Tarragon for services provided in connection with obtaining the interim financing.

During 1994, the Trust paid in full the mortgage loans totaling $1.1 million secured separately by Stewart Square Shopping Center and Mountain View Shopping Center, both in Las Vegas, Nevada.

In December 1993, the Trust issued Mr. John A. Doyle, Chief Financial Officer of the Trust, a $1.0 million convertible subordinated debenture, in exchange for his participation interest, as consideration for his services to the Trust in connection with the 1992 acquisition of the Consolidated Capital Properties II ("CCP II"). CCP II's assets included cash of $1.6 million, four apartment complexes, a partnership interest, a note receivable participation, and a note receivable. This debenture bears interest at 6% per annum and matures in December 1999. In January 1996, Mr. Doyle converted the debenture into 93,076 Shares.

In 1993, the Trust acquired the $7.5 million second mortgage secured by Century Center II Office Building for $300,000. In addition, the first lien holder retroactively reduced the interest rate on the debt owed by the Trust. The Trust recognized an extraordinary gain of $8.9 million in connection with the debt modification and discounted debt purchase.

NOTE 8.  DISTRIBUTIONS TO SHAREHOLDERS

The Trust paid cash distributions in 1993, 1994, and 1995 of $617,000, $2.2 million, and $2.6 million, respectively. The Trust reported to the Internal Revenue Service that distributions paid in 1993 were taxable to shareholders as ordinary income, and 1994 and 1995 distributions represented returns of capital.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  DISTRIBUTIONS TO SHAREHOLDERS (Continued)

Additionally, in September 1993, 1994, and 1995, the Trust paid 10% share distributions which resulted in the Trust issuing 273,529 Shares, 282,151 Shares, and 297,960 Shares, respectively.

NOTE 9.  SHARE OPTIONS

In November 1995, pursuant to the shareholders' approval of the Independent Trustee Share Option Plan (the "Trustee Plan"), the Trust issued options to each Independent Trustee to purchase up to 3,000 Shares at an exercise price equal to the market price on the grant date. The options expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or ten years from the date of grant ("Termination Date") and are exercisable at any time between the date of grant and the Termination Date. In addition, for each year such Trustee continues to serve as a Trustee, he (she) will be awarded an option covering 1,000 Shares on January 1 of each year. Accordingly, in January 1996, each Independent Trustee was issued additional options to purchase up to 1,000 Shares at an exercise price equal to the market price on the grant date. These options have the same Termination Date as the options granted in November 1995. The Trustee Plan provides for a total of 60,000 Shares.

Pursuant to the approval of the Trust's Share Option and Incentive Plan (the "Incentive Plan") at the November shareholder meeting, on January 1, 1996, the Trust issued options to certain Officers and key employees of the Trust covering 55,700 shares. All options were issued with an exercise price equal to the market price on the grant date, are exercisable beginning one year after the date of grant, and expire in five years on December 31, 2000. The Incentive Plan provides for a total of 300,000 Shares, and all grants are determined by a committee comprised of two Trustees including Messrs. William S. Friedman and Carl B. Weisbrod (Chairman of the Board) and Mr. Doyle.

NOTE 10.  ADVISORY AGREEMENT

Although the Trust's Board of Trustees (the "Board") is directly responsible for managing the affairs of the Trust and setting the policies which guide it, the day-to-day operations of the Trust are performed by a contractual advisory firm under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

On February 10, 1994, the Board selected Tarragon to replace BCM as the Trust's advisor. Since April 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement, approved by the Board and ratified by the shareholders on November 20, 1995. Mr. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as a Director and President of Tarragon and Chief Financial Officer of the Trust. The Friedman and Doyle families together own approximately 33% of the outstanding shares of the Trust.

BCM served as the Trust's advisor from March 1989 to March 31, 1994. Mr. Friedman was President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Gene E. Phillips,

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  ADVISORY AGREEMENT (Continued)

who served as a Trustee of the Trust until December 31, 1992. BCM resigned as advisor to the Trust effective March 31, 1994.

The provisions of the Trust's Initial Advisory Agreement ("Initial Advisory Agreement") with Tarragon were substantially the same as those of the BCM advisory agreement. Under the Initial Advisory Agreement, the Trust paid Tarragon an annual base advisory fee of $100,000 plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, Tarragon could receive commissions of 1% based upon (i) acquisition cost of real estate, (ii) mortgage loans acquired, and (iii) mortgage loans obtained or refinanced and a 10% incentive sales commission based on gains from the sale of real estate.

The BCM advisory agreement provided for an advisory fee comprised of a gross asset fee of .0625% per month of the average gross asset value of the Trust (total assets less allowance for amortization, depreciation, or depletion and valuation reserves) and an incentive fee (annual net income fee) equal to 7.5% per annum of the Trust's net income. In addition, BCM could receive commissions of up to 1% based upon acquisition cost of real estate; commissions of 1% based upon (i) mortgage loans acquired and (ii) mortgage loans obtained or refinanced; and a 10% incentive sales commission based on gains from the sale of real estate.

At the March 1995 Board meeting, a majority of the Trustees approved a new revised form of advisory agreement, effective April 1, 1995, which was approved by the shareholders at the November 20, 1995, annual shareholder meeting. In addition to technical changes designed to clarify the responsibilities and rights of Tarragon, the new agreement eliminated the $100,000 annual base fee, the incentive sales compensation, and mortgage loan acquisition commissions. Moreover, it provides that real estate brokerage commissions shall be payable to Tarragon and its affiliates only following specific Board approval for each transaction rather than pursuant to a general agreement.

Employees of Tarragon render services to the Trust, as the Trust has no employees. In accordance with the terms of the advisory agreements, certain services provided by the advisor, including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead, are reimbursed directly by the Trust.

Under the advisory agreements (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if Operating Expenses, as defined, exceed certain specified limitations based on the book value, net asset value, and net income of the Trust during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1993, 1994, or 1995.

For additional information regarding compensation paid to Tarragon, see ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor".

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.  PROPERTY MANAGEMENT

Since April 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on apartment properties and 1.5% to 5% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of much of the property-level management services for the Trust.

From February 1, 1990, through March 31, 1994, affiliates of BCM provided, under contracts approved by the Board, property management services to the Trust for a fee of 5% or less of the monthly gross rents collected on the properties under management. Carmel Realty Services, Ltd., ("Carmel, Ltd.") provided such property management services. In many cases, Carmel, Ltd., subcontracted with other entities for the provision of the property-level management services to the Trust at various rates (generally 4%). The general partner of Carmel, Ltd., is BCM. The limited partners of Carmel, Ltd., are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips, and (iii) a trust for the benefit of the children of Mr. Phillips. During 1993, Carmel, Ltd., subcontracted the property-level management and leasing of several of the Trust's commercial properties to Carmel Realty Services, Inc., which is owned by SWI.

NOTE 12.  RELATED PARTY TRANSACTIONS

Fees and cost reimbursements to Tarragon and BCM for 1995, 1994, and 1993 were as follows:

                                             Tarragon                 BCM
                                         -----------------     -----------------
                                          1995       1994       1994       1993
                                         ------     ------     ------     ------
Fees
     Advisory                            $1,037     $  909     $  468     $1,537
     Real estate and mortgage
       brokerage commissions                445        268        103         21
     Property management and
       leasing commissions*                 330        285        112        360
                                         ------     ------     ------     ------
                                         $1,812     $1,462     $  683     $1,918
                                         ======     ======     ======     ======

     Cost reimbursements                 $  960     $  882     $  140     $  627
                                         ======     ======     ======     ======

Other liabilities at December 31, 1995, include non-interest bearing cash advances of $300,000 and $263,000 from Lucy N. Friedman, 50% stockholder of Tarragon and a principal shareholder of the Trust, and Tarragon, respectively. Such advances were made to the Trust on a short term basis to facilitate the negotiated discounted payoffs of the mortgage loans secured by Bryan Hill, Meadowbrook, and Forest Oaks. In connection with the discounted payoffs, the Trust realized extraordinary gains on debt forgiveness totaling $670,000. The Trust repaid the advances in the first quarter of 1996. The remaining $255,000 due to affiliates at December 31, 1995, represents accrued mortgage brokerage commissions, advisory fees, and cost reimbursements to Tarragon which were paid in January 1996.

---------------------
* Net of property management fees paid to subcontractors.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.  INCOME TAXES

For the years 1995, 1994, and 1993, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Code, and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed. See NOTE 8. "DISTRIBUTIONS TO SHAREHOLDERS." As a result of the Trust's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, no deferred tax asset or liability or related valuation allowance was recorded.

No provision has been made for federal income taxes because the Trust believes it has qualified as a REIT and expects that it will continue to do so.

The Trust's basis in its net assets for tax purposes differs from that for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties, and investments in partnerships. At December 31, 1995, the Trust's tax basis in its net assets exceeded its basis for financial statement purposes by $46.9 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Trust will be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1995, the Trust had a tax net operating loss carryforward of $39.1 million expiring through 2007.

NOTE 14.  RENTALS UNDER OPERATING LEASES

The Trust's rental operations include the leasing of office buildings and shopping centers. The leases thereon expire at various dates through 2010. The following is a schedule of future minimum rentals on non-cancelable operating leases as of December 31, 1995:

  1996  ..................................................    $   9,116
  1997  ..................................................        7,794
  1998  ..................................................        6,525
  1999  ..................................................        4,817
  2000  ..................................................        3,513
  Thereafter  ............................................        6,741
                                                              ---------
                                                              $  38,506
                                                              =========

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Trust, together with CMET, Income Opportunity Realty Trust ("IORT"), and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees, and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive, et. al. v. National Income Realty Trust, et. al., relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the original settlement.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification"), which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994, and final court approval was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification provided for, among other things, the addition of at least three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates over the next five years. In accordance with the procedures set forth in the Modification, Irving E. Cohen, Lance Liebman, Sally Hernandez-Pinero, and L. G. Schafran were appointed to the Board. In addition, BCM, Mr. Phillips, and Mr. Friedman agreed to pay a total of $1.2 million to the Trust, CMET, IORT, and TCI, of which the Trust's share is $150,000. As of December 31, 1995, the Trust has collected $111,000 of this amount.

Under the Modification, the Trust, CMET, IORT, TCI, and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, CMET, IORT, and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips and Friedman or their affiliates shall be (i) voted in favor of the reelection of all current Board members that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new Board members appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

The Modification also terminated a number of the provisions of the Stipulation of Settlement, including the requirement that the Trust, CMET, IORT, and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court will retain jurisdiction to enforce the Modification.

Other litigation. The Trust is also party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.

                     [This space intentionally left blank.]

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1995 and 1994 (unaudited):

                                               First        Second          Third         Fourth
                                               Quarter      Quarter        Quarter        Quarter
                                              --------    -----------    -----------    -----------
                  1995
----------------------------------------
Income ..................................   $   10,978    $    11,217    $    11,218    $    11,827
Expenses ................................      (11,315)       (11,204)       (11,889)       (11,806)
                                            ----------    -----------    -----------    -----------
Income (loss) before gain on sale of
  real estate and investments and
  extraordinary gain ....................         (337)            13           (671)            21
Gain on sale of real estate .............         --              110           --              423
Gain on sale of investments .............          412           --             --             --
                                            ----------    -----------    -----------    -----------
Income (loss) from continuing operations            75            123           (671)           444
Extraordinary gain ......................         --             --               67            670
                                            ----------    -----------    -----------    -----------
Net income (loss) .......................   $       75    $       123    $      (604)   $     1,114
                                            ==========    ===========    ===========    ===========
Earnings per share
Income (loss) from continuing operations    $      .02    $       .04    $      (.20)   $       .13
Extraordinary gain ......................         --             --              .02            .20
                                            ----------    -----------    -----------    -----------
Net income (loss) .......................   $      .02    $       .04    $      (.18)   $       .33
                                            ==========    ===========    ===========    ===========

Weighted average shares (1) .............    3,488,027      3,456,326      3,414,879      3,398,781
                                            ==========    ===========    ===========    ===========

The Trust recorded an extraordinary gain of $67,000 during the third quarter of 1995 related to the discounted settlement of the note payable which financed the acquisition of the investment in an office building located in Washington, D.C. In November and December 1995, the Trust recorded extraordinary gains of $110,000 and $560,000, respectively, related to the negotiated discounted payoffs of the mortgage notes payable secured by Bryan Hill Apartments and Forest Oaks Apartments. For further discussion, see NOTE 7. "NOTES, DEBENTURES, AND INTEREST PAYABLE".

--------------------
(1) Represents weighted average shares of beneficial interest used in computing earnings per share. Share and per share amounts have been restated to give effect to the September 1995 10% share distribution.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                          First        Second       Third          Fourth
                                                         Quarter       Quarter      Quarter        Quarter
                                                       ----------   -----------   ----------     -----------
                         1994
-----------------------------------------------------
Income    ...........................................  $    9,587   $     9,843   $   10,231     $    10,474
Expenses  ...........................................      (9,821)      (10,297)     (10,413)        (10,384)
                                                       ----------   -----------   ----------     -----------
Income (loss) before gains on sale of
  real estate and investments........................        (234)         (454)        (182)             90
Gain on sale of real estate..........................        -              385         -               -
Gain on sale of investments..........................        -              141         -               -
                                                       ----------   -----------   ----------     -----------
Net income (loss)....................................  $     (234)  $        72   $     (182)    $        90
                                                       ==========   ===========   ==========     ===========
Earnings per share
Net income (loss)....................................  $     (.06)  $       .02   $     (.05)    $       .03
                                                       ==========   ===========   ==========     ===========

Weighted average shares (1)                             3,674,063     3,607,962    3,575,602       3,543,318
                                                       ==========   ===========   ==========     ===========

---------------------
(1) Represents weighted average shares of beneficial interest used in computing earnings per share. Share and per share amounts have been restated to give effect to the September 1994 and 1995 10% share distributions.

                     [This space intentionally left blank.]

                                                                   SCHEDULE  III

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                    COSTS (A)
                                                                   CAPITALIZED          GROSS CARRYING AMOUNTS
                                          INITIAL COST TO TRUST     SUBSEQUENT              AT END OF YEAR
                                         ----------------------   TO ACQUISITION  -----------------------------------
                                                  BUILDINGS AND   --------------             BUILDINGS AND
DESCRIPTION               ENCUMBRANCES    LAND    IMPROVEMENTS     IMPROVEMENTS    LAND      IMPROVEMENTS    TOTAL(B)
-----------               ------------   ------   -------------   --------------  ------     -------------  ---------
PROPERTIES HELD FOR INVESTMENT

Apartments
----------
Acadian Place.........      $   567      $  897   $      2,608      $      891    $  897     $  3,499       $ 4,396
  Baton Rouge, LA
Bay West..............        4,984         891          3,566             230       891        3,796         4,687
  Bradenton, FL
Bayfront..............        2,050         457          2,052             449       457        2,501         2,958
  Houston, TX
Bryan Hill............        3,500(C)      447          1,803              78       447        1,881         2,328
  Bethany, OK
Carlyle Towers........        4,194         559          5,939             281       559        6,220         6,779
  Southfield, MI
Cornell ..............        1,524         822          1,183              92       822        1,275         2,097
  Los Angeles, CA
Creekwood North.......        2,154         532          2,127             272       532        2,399         2,931
  Altamonte Springs, FL
Cross Creek...........        1,984         221            883              33       221          916         1,137
  Lexington, KY
Diamond Loch..........        1,801         380          2,791             671       380        3,462         3,842
  North Richland Hills, TX
Dunhill/Devonshire....            -         429          1,718               4       173        1,978         2,151
  Denver, CO
Fenway Hall...........        1,334         461          1,460               -       461        1,460         1,921
  Los Angeles, CA
Forest Oaks...........        2,000         691          2,685              66       691        2,751         3,442
  Lexington, KY
Heather Hills.........       15,952         643         14,562           4,945       765       19,385        20,150
  Temple Hills, MD
Huntington Green......            -         446          1,336             112       446        1,448         1,894
  West Town, PA
Kirklevington.........        2,463         490          1,961             178       490        2,139         2,629
  Lexington, KY
Lake Point............        7,076       2,075          6,225           1,072     2,075        7,297         9,372
  Memphis, TN
Marina Park...........        2,493         657          2,625             341       657        2,966         3,623
  North Miami, FL
Mariposa Manor........          775         225            901               7       225          908         1,133
  Los Angeles, CA

                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                        IN LATEST
                                                                        STATEMENT
                             ACCUMULATED      DATE OF         DATE    OF OPERATIONS
DESCRIPTION                  DEPRECIATION   CONSTRUCTION    ACQUIRED   IS COMPUTED
-----------                  ------------   ------------    --------  -------------
PROPERTIES HELD FOR INVESTMENT

Apartments
----------
Acadian Place.........           $1,036         1922         Mar-84   5 - 40 years
  Baton Rouge, LA
Bay West..............              366         1974         Nov-92   5 - 40 years
  Bradenton, FL
Bayfront..............              747         1971         Feb-87   5 - 40 years
  Houston, TX
Bryan Hill............               51         1970         Nov-94   5 - 40 years
  Bethany, OK
Carlyle Towers........            1,298         1970         Nov-88   5 - 40 years
  Southfield, MI
Cornell ..............              185         1929         Apr-90   5 - 40 years
  Los Angeles, CA
Creekwood North.......              155         1973         Nov-92   5 - 40 years
  Altamonte Springs, FL
Cross Creek...........               81         1966         Nov-92   5 - 40 years
  Lexington, KY
Diamond Loch..........              906         1978         Oct-85   5 - 40 years
  North Richland Hills, TX
Dunhill/Devonshire....              475         1969         Mar-89   5 - 40 years
  Denver, CO
Fenway Hall...........              210         1929         Apr-90   5 - 40 years
  Los Angeles, CA
Forest Oaks...........               86         1971         Nov-94   5 - 40 years
  Lexington, KY
Heather Hills.........            6,588         1976         May-86   5 - 40 years
  Temple Hills, MD
Huntington Green......              128         1963         Mar-93   5 - 40 years
  West Town, PA
Kirklevington.........              191         1975         Nov-92   5 - 40 years
  Lexington, KY
Lake Point............              452         1974         May-93   5 - 40 years
  Memphis, TN
Marina Park...........               49         1974         Apr-95   5 - 40 years
  North Miami, FL
Mariposa Manor........               31         1924         Sep-94   5 - 40 years
  Los Angeles, CA

                                                                   SCHEDULE  III
                                                                     (Continued)

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


                                                                    COSTS (A)
                                                                   CAPITALIZED           GROSS CARRYING AMOUNTS
                                          INITIAL COST TO TRUST     SUBSEQUENT               AT END OF YEAR
                                         ----------------------   TO ACQUISITION  -----------------------------------
                                                  BUILDINGS AND   --------------             BUILDINGS AND
DESCRIPTION               ENCUMBRANCES    LAND    IMPROVEMENTS     IMPROVEMENTS    LAND      IMPROVEMENTS    TOTAL(B)
-----------               ------------   ------   -------------   --------------  ------     -------------  ---------
PROPERTIES HELD FOR INVESTMENT (Continued)

Apartments  (Continued)
----------
Martins Landing.......     $  5,000      1,038     $    4,201      $      108    $1,038      $    4,309      $  5,347
  Lakeland, FL
Meadowbrook...........          (C)        307          1,230              23       307           1,253         1,560
  Baton Rouge, LA
Mustang Creek.........        2,665        718          2,872             132       718           3,004         3,722
  Arlington, TX
Palm Court............        2,970        599          2,393             273       599           2,666         3,265
  North Miami, FL
Park Dale Gardens.....        2,985        354          1,416             322       531           1,561         2,092
  Dallas, TX
Park Norton...........          561        144            576             287       144             863         1,007
  Los Angeles, CA
Park Place............            -         76            304             189        76             493           569
  Los Angeles, CA
Pheasant Pointe.......        5,818        810          8,073             196       789           8,290         9,079
  Sacramento, CA
Pinecrest.............        8,334      3,612          8,427           5,238     3,612          13,665        17,277
  Ft. Lauderdale, FL
Plaza Hills...........        1,115        253          1,195             261       253           1,456         1,709
  Kansas City, MO
Prado Bay.............        2,963        614          3,482             704       614           4,186         4,800
  North Bay Village, FL
The Regent............            -        303          1,212           1,172       303           2,384         2,687
  Jacksonville, FL
Sandstone.............          689        619          1,444           1,028       619           2,472         3,091
  Denver, CO
Spring Pines..........            -        371          1,486              35       371           1,521         1,892
  Houston, TX
Summit on the Lake....        3,617        895          3,582             190       895           3,772         4,667
  Ft. Worth, TX
Woodcreek.............        2,913        913          3,193            (635)      690           2,781         3,471
  Denver, CO
Woodcreek.............        3,769        472          4,977           1,118       451           6,116         6,567
  Jacksonville, FL
Vistas at Lake Worth..            -        752             92             314       752             406         1,158
  Ft. Worth, TX

                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                        IN LATEST
                                                                        STATEMENT
                             ACCUMULATED      DATE OF         DATE    OF OPERATIONS
DESCRIPTION                  DEPRECIATION   CONSTRUCTION    ACQUIRED   IS COMPUTED
-----------                  ------------   ------------    --------  -------------
PROPERTIES HELD FOR INVESTMENT (Continued)

Apartments  (Continued)
----------
Martins Landing.......      $    120           1973         Nov-94    5 - 40 years
  Lakeland, FL
Meadowbrook...........             8           1968         Oct-95    5 - 40 years
  Baton Rouge, LA
Mustang Creek.........            48           1974         May-95    5 - 40 years
  Arlington, TX
Palm Court............           437           1971         Oct-89    5 - 40 years
  North Miami, FL
Park Dale Gardens.....           167           1975         Dec-91    5 - 40 years
  Dallas, TX
Park Norton...........             -           1924         Jun-95    5 - 40 years
  Los Angeles, CA
Park Place............             -           1929         Sep-95    5 - 40 years
  Los Angeles, CA
Pheasant Pointe.......         2,257           1985         Sep-86    5 - 40 years
  Sacramento, CA
Pinecrest.............         1,714           1965         Jul-90    5 - 40 years
  Ft. Lauderdale, FL
Plaza Hills...........           288           1967         Oct-91    5 - 40 years
  Kansas City, MO
Prado Bay.............           619           1966         Oct-90    5 - 40 years
  North Bay Village, FL
The Regent............             -           1972         Sep-95        N/A
  Jacksonville, FL
Sandstone.............           328           1969         Mar-90    5 - 40 years
  Denver, CO
Spring Pines..........           365           1964         Feb-88    5 - 40 years
  Houston, TX
Summit on the Lake....           160           1986         Mar-94    5 - 40 years
  Ft. Worth, TX
Woodcreek.............           960           1980         Aug-86    5 - 40 years
  Denver, CO
Woodcreek.............         1,906           1975         Nov-86    5 - 40 years
  Jacksonville, FL
Vistas at Lake Worth..             -           1970         Dec-94        N/A
  Ft. Worth, TX

                                                                   SCHEDULE  III
                                                                     (Continued)

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                    COSTS (A)
                                                                   CAPITALIZED               GROSS CARRYING AMOUNTS
                                          INITIAL COST TO TRUST     SUBSEQUENT                   AT END OF YEAR
                                         ----------------------   TO ACQUISITION            -------------------------
                                                  BUILDINGS AND   --------------             BUILDINGS AND
DESCRIPTION               ENCUMBRANCES    LAND    IMPROVEMENTS     IMPROVEMENTS    LAND      IMPROVEMENTS    TOTAL(B)
-----------               ------------   ------   -------------   --------------  ------    --------------  ---------
PROPERTIES HELD FOR INVESTMENT (Continued)

Office Buildings
----------------

Century Centre II.....     $ 21,000     $ 7,098     $   29,869    $    (5,598)    $  5,321      $   26,048    $   31,369
  San Mateo, CA

Emerson Center........        3,939(D)      131          8,781           (834)       1,048           7,030         8,078
  Atlanta, GA

NW O'Hare.............        1,244       1,990          7,965         (2,535)       1,104           6,316         7,420
  Des Plaines, IL

Rancho Sorrento.......        3,018       1,251         12,901         (1,584)         968          11,600        12,568
  San Diego, CA

Shopping Centers
----------------

Emerson Center........        1,235           -            363              -            -             363           363
  Atlanta, GA
K-Mart Plaza..........        1,442         689          1,608              -          689           1,608         2,297
  Temple Terrace, FL
Lakeview Mall.........            -         513          2,050            612          341           2,834         3,175
  Manitowoc, WI
Midland Plaza.........          296         321            748              -          321             748         1,069
  Midland, MI
Midway Mills..........        4,196         588          2,365          1,406        1,227           3,132         4,359
  Carrollton, TX
Mountain View.........            -         118            578            227          140             783           923
  Las Vegas, NV
Northside Mall........        1,983       1,591          3,712             50        1,591           3,762         5,353
  Gainesville, FL
Southgate.............        1,346         578          2,430             82          602           2,488         3,090
  Waco, TX
Stewart Square........            -         294          1,460            588          294           2,048         2,342
  Las Vegas, NV            --------     -------     ----------    -----------     --------      ----------    ----------

                            137,949      39,335        181,410         13,091       37,597         196,239       233,836
                           --------     -------     ----------    -----------     --------      ----------    ----------

                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                        IN LATEST
                                                                        STATEMENT
                             ACCUMULATED      DATE OF         DATE    OF OPERATIONS
DESCRIPTION                  DEPRECIATION   CONSTRUCTION    ACQUIRED   IS COMPUTED
-----------                  ------------   ------------    --------  -------------
PROPERTIES HELD FOR INVESTMENT (Continued)

Office Buildings
----------------

Century Centre II.....        $    8,270        1986          Nov-86   5 - 40 years
  San Mateo, CA

Emerson Center........             3,442        1974          Jul-86   5 - 40 years
  Atlanta, GA

NW O'Hare.............             2,948        1972          Apr-86   5 - 40 years
  Des Plaines, IL

Rancho Sorrento.......             4,075        1980          May-86   5 - 40 years
  San Diego, CA

Shopping Centers
----------------

Emerson Center........                86        1974          Jul-86   5 - 40 years
  Atlanta, GA
K-Mart Plaza..........               163        1979          Dec-91   5 - 40 years
  Temple Terrace, FL
Lakeview Mall.........               905        1968          Apr-87   5 - 40 years
  Manitowoc, WI
Midland Plaza.........                76        1976          Dec-91   5 - 40 years
  Midland, MI
Midway Mills..........               804        1986          Oct-91   5 - 40 years
  Carrollton, TX
Mountain View.........               208        1971          Oct-87   5 - 40 years
  Las Vegas, NV
Northside Mall........               407        1977          Dec-91   5 - 40 years
  Gainesville, FL
Southgate.............               316        1959          Jul-91   5 - 40 years
  Waco, TX
Stewart Square........               638        1971          Oct-87   5 - 40 years
  Las Vegas, NV               ----------
                                  44,750
                              ----------

                                                                   SCHEDULE  III
                                                                     (Continued)

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                    COSTS (A)
                                                                   CAPITALIZED               GROSS CARRYING AMOUNTS
                                          INITIAL COST TO TRUST     SUBSEQUENT                   AT END OF YEAR
                                         ----------------------   TO ACQUISITION            -------------------------
                                                  BUILDINGS AND   --------------             BUILDINGS AND
DESCRIPTION               ENCUMBRANCES    LAND    IMPROVEMENTS     IMPROVEMENTS    LAND      IMPROVEMENTS    TOTAL(B)
-----------               ------------   ------   -------------   --------------  ------    --------------  ---------

PROPERTIES HELD FOR SALE

Shopping Centers
----------------

K-Mart Plaza......          $  1,308    $   571     $   1,333       $     12     $   571        $  1,345     $  1,916
  Charlotte, NC
K-Mart Plaza......             1,740        451         1,808             -          451           1,808        2,259
  Indianapolis, IN
K-Mart Plaza......             1,140        497         1,159             -          497           1,159        1,656
  Thomasville, GA
Times Square......                 -        125           499             33         125             532          657
  Lubbock, TX

Other
-----

Snyder Residence..                 -          -            39              -           -              39           39
  Gilbert, AZ

Land
----

Orangeburg, SC....                 -        123             -              -         123               -          123
Dallas, TX........                 -        737         3,782         (4,483)(E)      36               -           36
Kansas City, MO...                 -        802         1,871         (2,373)        300               -          300
                            --------    -------     ---------       --------     -------        --------     --------
                               4,188      3,306        10,491         (6,811)      2,103           4,883        6,986
                            --------    -------     ---------       --------     -------        --------     --------
                            $142,137    $42,641     $ 191,901       $  6,280     $39,700        $201,122     $240,822
                            ========    =======     =========       ========     =======        ========     ========

                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                        IN LATEST
                                                                        STATEMENT
                             ACCUMULATED      DATE OF         DATE    OF OPERATIONS
DESCRIPTION                  DEPRECIATION   CONSTRUCTION    ACQUIRED   IS COMPUTED
-----------                  ------------   ------------    --------  -------------
PROPERTIES HELD FOR SALE

Shopping Centers
----------------

K-Mart Plaza......             $    135         1977         Dec-91   5 - 40 years
  Charlotte, NC
K-Mart Plaza......                   50         1974         Dec-94   5 - 40 years
  Indianapolis, IN
K-Mart Plaza......                  117         1974         Dec-91   5 - 40 years
  Thomasville, GA
Times Square......                   93         1985         Jul-89   5 - 40 years
  Lubbock, TX

Other
-----

Snyder Residence..                    2           -            -           -
  Gilbert, AZ

Land
----

Orangeburg, SC....                    -           -          Jun-89        -
Dallas, TX........                    -           -          Jun-86        -
Kansas City, MO...                    -           -          Dec-91        -
                               --------
                                    397
                               --------
                               $ 45,147
                               ========


(A) Represents property improvements and write-down of properties due to permanent impairment.

(B) The aggregate cost for federal income tax purposes is $243,397.

(C) Note payable of $3,500 collateralized by both Bryan Hill and Meadowbrook.

(D) Includes $1,029 of unsecured debt associated with the property.

(E) Basis charged against allowance previously provided.

                                                                    SCHEDULE III
                                                                     (Continued)

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                  1995              1994             1993
                                                                               ----------        ---------        ---------
                                                                                          (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,..................................................        $  224,785        $ 208,462        $ 198,449
                                                                               ----------        ---------        ---------

  Additions
     Acquisitions and improvements.....................................            20,025           18,253            2,903
     Foreclosures......................................................                -             3,384           10,118
  Deductions
     Sales.............................................................            (2,598)               -           (1,056)
     Write-off of Pepperkorn Office Building...........................            (1,390)               -               -
     Write-downs due to permanent impairment...........................                -            (5,314)          (1,952)
                                                                               ----------        ---------        ---------

Balance at December 31,................................................        $  240,822        $ 224,785        $ 208,462
                                                                               ==========        =========        =========

Reconciliation of Accumulated Depreciation

Balance at January 1,..................................................        $   39,427        $  35,828        $  31,244

  Additions
     Depreciation......................................................             5,959            4,992            4,639
  Deductions
     Sale of real estate...............................................              (166)              -               (55)
     Write-off of Pepperkorn Office Building...........................               (73)              -                -
     Write-off due to permanent impairment.............................                -            (1,393)              -
                                                                               ----------        ---------        ---------

Balance at December 31,................................................        $   45,147        $  39,427        $  35,828
                                                                               ==========        =========        =========

                                                                     SCHEDULE IV

                          NATIONAL INCOME REALTY TRUST
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1995
                             (dollars in thousands)

                              Interest   Maturity
    Description                 Rate       Date           Periodic Payment Terms
    -----------               --------   --------         ----------------------
FIRST MORTGAGE LOANS

Jackson Square                 5.70%     Dec-95    Monthly payments of the lesser of
$8.0 million mortgage                              $39,583 or net cash flow.  The Trust
loan secured by a                                  accepted a deed in lieu of foreclosure
shopping center in                                 of the collateral property in January 1996.
Jackson, MS.

Sherwood Trust                15.00%     Sep-97    Monthly payments of interest only at 12%
$1.4 million mortgage            to                through January 1995; monthly payments
loan secured by 4.5           18.00%               of interest only at 18% through maturity.
acres of land in Dallas,
TX.

Casa Bonita                   18.00%     Jun-88    Monthly payments of interest only.
$1 million mortgage
loan secured by
apartments in Paris, TX.

Pioneer Office Bldg.           7.50%    Apr-97     Monthly payments of interest at 7.5%
$550,000 mortgage                to                through April 1994; 8.5% through April
loan secured by office         9.50%               1995; 9.5% thereafter to maturity.
building in Milwaukee,
WI.

Other Residential              7.50%     Nov-07    Monthly payments of principal
3 mortgage loans                 to         to     and interest.
secured by single-            11.00%     Nov-16
family homes located
in AZ.

                                                         Carrying        Principal Amount
                                Prior    Face Amount      Amount       Subject to Delinquent
    Description                 Liens    of Mortgage  of Mortgage(1)   Principal or Interest
    -----------                 -----    -----------  --------------   ---------------------
FIRST MORTGAGE LOANS

Jackson Square                   $-        $8,000         $8,568               $ -
$8.0 million mortgage
loan secured by a
shopping center in
Jackson, MS.

Sherwood Trust                    -         1,400          1,576                 -
$1.4 million mortgage
loan secured by 4.5
acres of land in Dallas,
TX.

Casa Bonita                       -         1,000            943                943
$1 million mortgage
loan secured by
apartments in Paris, TX.

Pioneer Office Bldg.              -           550            550                 -
$550,000 mortgage
loan secured by office
building in Milwaukee,
WI.

Other Residential                 -           220            201                 -
3 mortgage loans
secured by single-
family homes located
in AZ.

                                                                     SCHEDULE IV
                                                                     (Continued)

                          NATIONAL INCOME REALTY TRUST
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1995
                             (dollars in thousands)

                              Interest   Maturity
    Description                 Rate       Date           Periodic Payment Terms
    -----------               --------   --------         ----------------------
WRAPAROUND MORTGAGE LOANS

K-Mart, Fairbault              7.58%       Jan-03      Monthly payments of principal and
$2.6 million mortgage                                  interest.
loan secured by shopping
center in Fairbault, MN.

JUNIOR MORTGAGE LOANS

Villa Maria                   12.00%       Apr-96      Monthly principal and interest payments
$230,000 mortgage               to                     of $5,000.
loan secured by               14.00%
retirement center
in Tucson, AZ.

PARTICIPATION INTEREST

Creekwood                      9.50%       May-96      Monthly principal and interest payments
$1 million participation       to                      of $4,525 through November 1995;
in note secured by            10.25%                   beginning December 1995, monthly
apartments in                                          principal and interest payments of $5,723.
Altamonte Springs, FL.



Interest receivable

Deferred gains

Allowance for estimated losses

                                                         Carrying        Principal Amount
                                Prior    Face Amount      Amount       Subject to Delinquent
    Description                 Liens    of Mortgage  of Mortgage(1)   Principal or Interest
    -----------                 -----    -----------  --------------   ---------------------
WRAPAROUND MORTGAGE LOANS

K-Mart, Fairbault               $  955   $     2,624       $   266            $ -
$2.6 million mortgage
loan secured by shopping
center in Fairbault, MN.

JUNIOR MORTGAGE LOANS

Villa Maria                      1,975           230           249              -
$230,000 mortgage
loan secured by
retirement center
in Tucson, AZ.

PARTICIPATION INTEREST

Creekwood                        1,763         1,000           391              -
$1 million participation
in note secured by
apartments in
Altamonte Springs, FL.
                                ------   -----------       -------            ----
                                $4,693   $    15,024        12,744            $943
                                ======   ===========                          ====
Interest receivable                                             70

Deferred gains                                                (152)
                                                           -------
                                                            12,662
Allowance for estimated losses                              (6,274)
                                                           -------
                                                           $ 6,388
                                                           =======


(1) The aggregate cost for federal income tax purposes is $12,779.

                                                                     SCHEDULE IV
                                                                     (Continued)

                          NATIONAL INCOME REALTY TRUST
                          MORTGAGE LOANS ON REAL ESTATE

                                                                  1995         1994             1993
                                                               ---------    ---------       ----------
                                                                         (dollars in thousands)
Balance at January 1,...................................       $  16,313    $  19,416       $   30,765

   Additions
     Fundings and acquisitions of notes receivable......               -            -              329
     Amortization of discount...........................               -            -                7
     Accrued interest shortfall and participation.......              40           50               47
   Deductions
     Collections of principal...........................          (3,609)      (1,841)          (2,431)
     Foreclosures.......................................               -         (727)          (9,301)
     Other..............................................               -         (585)(1)            -
                                                               ---------    ---------       ----------

Balance at December 31,.................................       $  12,744    $  16,313       $   19,416
                                                               =========    =========       ==========


(1) Note receivable carrying value in excess of sales price. Remaining amount reclassed to other assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT

Trustees

The affairs of National Income Realty Trust (the "Trust" or the "Registrant") are managed and controlled by a Board of Trustees (the "Board"), presently consisting of eight members. The Trustees are elected at the annual meeting of shareholders or appointed by the incumbent Board and serve until the next annual meeting of shareholders or until a successor has been elected or approved.

In May 1994, the Trust, together with Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT"), and Transcontinental Realty Investors, Inc. ("TCI"), entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification"), which settled subsequent claims of breaches of the settlement which were asserted by plaintiffs and modified certain provisions of a 1990 settlement of the action styled Olive, et. al. v. National Income Realty Trust, et. al. (the "Olive Case"). The original settlement, approved April 23, 1990, by the Court, related to the operation and management of each of the entities. The Modification was approved by the Court on December 12, 1994, and became effective January 11, 1995.

The Modification provided for, among other things, the resignation of certain trustees, the addition of at least three new, unaffiliated members to be appointed to the Board and set forth new requirements for approval of any transactions with affiliates over the next five years. Under the Modification, the Trust, the other entities, and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust and other entities also agreed to waive any demand requirement for plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by William S. Friedman or his affiliates shall be voted (i) in favor of the re-election of all current Board members that stand for re-election during the two calendar years following January 11, 1995, and (ii) in favor of all new Board members appointed pursuant to the terms of the Modification that stand for re-election during the three calendar years following January 11, 1995. The Modification also terminated a number of provisions of the original Stipulation of Settlement, including the requirement that the Trust or the other entities maintain a Related Party Transaction Committee and a Litigation Committee of the Board (see "Board Committees" below).

Pursuant to the requirements (and in anticipation of the effectiveness) of the Modification, the Trust did not hold an Annual Meeting of Shareholders in 1994, John A. Doyle (a Trustee since February 1994) resigned as a Trustee on April 22, 1994, Ted P. Stokely (a Trustee since April 1990) resigned as a Trustee in August 1994, A. Bob Jordan (a Trustee since October 1992) resigned as a Trustee in June 1994, Bennett B. Sims (a Trustee since April 1990) resigned as a Trustee in August 1994, Geoffrey C. Etnire ( a Trustee since January 1993) ceased to be a Trustee on March 9, 1995, and Willie K. Davis (a Trustee since October 1988) retired as a Trustee effective March 31, 1995. Carl B. Weisbrod (a Trustee since February 1994) was elected Chairman of the Board on March 9, 1995, to replace Mr. Friedman, who remains as President, Chief Executive Officer, and Trustee of the

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees (Continued)

Trust. During the period from May 1994 to March 9, 1995, the Board appointed four new, independent Trustees to replace a number of those who resigned, and the number of members of the Board was reduced from ten at December 31, 1993, to eight at March 31, 1995. Independent Trustees appointed are Irving E. Cohen (June 2, 1994), Sally Hernandez-Pinero (May 19, 1994), Lance Liebman (March 9,
1995), and L. G. Schafran (March 9, 1995). Messrs. Friedman, Dan L. Johnston, Raymond V. J. Schrag, and Weisbrod have continued as Trustees. All of the Trustees listed below were re-elected as members of the Board at the annual meeting of shareholders held on November 20, 1995.

The current Trustees are listed below, together with their ages, terms of service, all positions and offices with the Trust and Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since April 1, 1994, their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Trustee, means that the Trustee is an officer, director, or employee of Tarragon or an officer or employee of the Trust. The designation "Independent", when used below with respect to a Trustee, means that the Trustee is neither an officer or employee of the Trust nor a director, officer, or employee of Tarragon, although the Trust may have certain business or professional relationships with such Trustee as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."

IRVING E. COHEN:  Age 49, Trustee (since June 1994) (Independent).

      Managing Director (since 1996), The Brookhill Group, a real estate development company; Managing Director (since 1994), CPR Group, a real estate consulting company; Managing Partner (1990 to 1994), Fuller Corporate Realty Partners, a New York City real estate asset management entity; Director of Real Estate Consulting Services for Price Waterhouse (1989 to 1990); Special Advisor (1988 to 1989) and Trustee (1985 to 1989),
      Mellon Participating Mortgage Trust, a mortgage real estate investment trust ("REIT"); and Executive Vice President, E.F. Hutton Properties, Inc. (1983 to 1987).

WILLIAM S. FRIEDMAN:  Age 52, Trustee (Affiliated).

      Trustee (since March 1988), Chief Executive Officer (since December 1993), President (since December 1988), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting Principal Financial and Accounting Officer (December 1988 to August 1989) of the Trust and Vinland Property Trust ("VPT"); Trustee or Director (March 1988 to February 1994), Chief Executive Officer (December 1993 to February 1994), President (December 1988 to February 1994), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting Principal Accounting Officer (December 1988 to August 1989) of CMET, IORT, and TCI; Director and Chief Executive Officer (since December 1990) of Tarragon; President (February 1989 to May 1993) and Director (February to December 1989) of Basic Capital Management, Inc. ("BCM"), the advisor to the Trust (March 1989 to March 1994); General Partner (1987 to March 1994) of Syntek Asset Management, L.P., ("SAMLP") which is the General Partner of National Realty, L.P., ("NRLP") and National Operating, L.P. ("NOLP"); Director and President (March 1989 to February 1994) and Secretary (March 1989 to December 1990) of Syntek Asset Management, Inc., ("SAMI"), the Managing General Partner of SAMLP and a corporation owned by

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees   (Continued)

      BCM; President (1982 to October 1990) of Syntek Investment Properties, Inc., ("SIPI"), which has invested in, developed, and syndicated real estate through its subsidiaries and other related entities since 1973; Director and President (1982 to October 1990) of Syntek West, Inc. ("SWI"); Vice President (1984 to October 1990) of Syntek Finance Corporation; Director (1981 to December 1992), President (July 1991 to December 1992), Vice President and Treasurer (January 1987 to July 1991), and Acting Chief Financial Officer (May 1990 to February 1991) of American Realty Trust, Inc. ("ART"); practicing Attorney (since 1971) with the Law Offices of William S. Friedman; Director and Treasurer (November 1989 to February 1991) of Carmel Realty Services, Inc. ("CRSI"); Limited Partner (January 1991 to December 1992) of Carmel Realty Services, Ltd. ("Carmel, Ltd.").

SALLY HERNANDEZ-PINERO:  Age 43, Trustee (since May 1994) (Independent).

      Of Counsel (since October 1994), Kalkines, Arky, Zall and Bernstein, New York City; Chairwoman (February 1992 to April 1994) New York City Housing Authority; Deputy Mayor (January 1990 to February 1992) for Finance and Economic Development, City of New York; Commissioner/Chairwoman of the Board of Directors (February 1988 to December 1989) Financial Services Corporation of New York City; Director (since July 1994) of Consolidated Edison; Director (since April 1994) of Dime Savings Bank; Attorney at Law (since 1978).

DAN L. JOHNSTON: Age 57, Trustee (April 1990 to June 1990 and since February
1991) (Independent).

      Attorney in solo practice, New York, New York (1991 to 1994 and since August 1995); Director (1992) of the Complex Drug Investigation and Prosecution Project for the Jefferson Institute for Justice Studies; Chief Counsel, Subcommittee on Criminal Justice, U.S. House of Representatives (June 1990 to January 1991); Executive Director (1986 to 1990) of Prosecuting Attorneys' Research Council, a nationwide organization of metropolitan prosecutors which acts to further research to improve the prosecutorial function; Consultant (February 1985 to June 1990) to the Edna McConnell Clark Foundation, which supports efforts of District Attorneys to reduce jail and prison overcrowding; Member (October 1987 to June 1990) of the Civilian Complaint Review Board of the New York City Police Department; Director or Trustee (April 1990 to June 1990 and from February 1991 to January 1995) of CMET, IORT, and TCI; and Trustee (December 1992 to May 1995) of VPT.

LANCE LIEBMAN:  Age 54, Trustee (since March 1995) (Independent).

      Dean and Lucy G. Moses Professor of Law (since 1991) Columbia Law School, New York City; Professor of Law (1976 to 1991) and Associate Dean (1981 to
      1984) Harvard Law School; Lecturer on Law (1990) Tokyo University Law Faculty, Japan; Director (since 1991) of Greater New York Insurance Co. (both mutual and stock companies); Director (since 1995) of Power Control Technology, Inc.; author of numerous articles published in a number of legal periodicals and seven books; Attorney at Law (since 1967).

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees   (Continued)

L. G. SCHAFRAN:  Age 57, Trustee (since March 1995) (Independent).

      Managing General Partner (since 1984) L. G. Schafran & Associates, a real estate investment and development firm in New York City; Director, Publicker Industries, Inc. (since 1986), an Old Greenwich, Connecticut, NYSE listed holding company that operates through subsidiaries in manufacturing services; Director, Capsure Holdings Corp. (since 1986), a Chicago, Illinois, NYSE listed property and casualty insurer; Director, Oxigene, Inc. (since March 1993), a U.S. and Swedish pharmaceutical developer; Director, Glasstech, Inc. (1) (since January 1995), Perrysberg, Ohio, manufacturer of glass bending and tempering equipment; and Director (since December 1993), Member (since September 1994), and Chairman (since December 1994) of the Executive Committee of The Dart Group Corporation, a Landover, Maryland, NYSE listed holding company engaged with other publicly traded subsidiaries in discount automotive parts and accessories (Trak Auto Corporation), discount bookstores (Crown Bookstores), discount supermarkets, beverages, and real estate, and; Chairman (since January
      1996) Delta-Omega Technologies, Inc., a Broussard, Louisiana manufacturer and distributor of environmentally safe line foams and industrial cleaners and degreasers.

RAYMOND V.J. SCHRAG:  Age 50, Trustee (since October 1988) (Independent).

      Attorney, Law Offices of Raymond V. J. Schrag in New York, New York (since January 1995); attorney, Law Offices of Paul J. Schrag in New York, New York (since 1975); Trustee (1986 to December 1989) of Hidden Strength Mutual Funds; Trustee (October 1988 to May 1995) of VPT; and Director or Trustee (October 1988 to August 1994) of CMET, IORT, and TCI.

CARL B. WEISBROD: Age 51, Chairman of the Board (since March 1995) and Trustee (since February 1994) (Independent).

      President (since 1994), Alliance for Downtown New York, Inc.; Trustee (February 1994 to May 1995) of VPT; President and Chief Executive Officer (April 1990 to 1994) of New York City Economic Development Corporation; President (May 1987 to April 1990) of 42nd Street Development Project, Inc., a subsidiary of the New York State Urban Development Corporation; Executive Director (March 1986 to May 1987) of Department of City Planning of the City of New York; and Executive Director (July 1984 to March 1986) of City Volunteer Corps of the City of New York.

LITIGATION AND CLAIMS INVOLVING MR. FRIEDMAN RELATED TO SOUTHMARK CORPORATION

Separation of Messrs. Phillips and Friedman from Southmark. Until January 1989, Mr. Friedman was an executive officer and director of Southmark Corporation ("Southmark"), serving as Vice Chairman of the Board (since 1982), Director (since 1980), and Secretary (since 1984) of Southmark. As a result of a deadlock on Southmark's Board of Directors, Mr. Friedman and Gene E. Phillips (who served as Trustee of the Trust until December 31, 1992) reached a series of related agreements (later modified) with Southmark on January 17,

-----------------
(1) On May 24, 1993, Glasstech, Inc., filed a voluntary petition under Chapter 11 of The United States Bankruptcy Code for the District of Delaware. An Order confirming a plan of reorganization became effective January 3, 1995, which is the same day Mr. Schafran became a director of Glasstech, Inc.

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees   (Continued)

1989 (collectively, the "Separation Agreement"), whereby Messrs. Friedman and Phillips resigned their positions with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989. Subsequent to the filing of the Southmark bankruptcy, several lawsuits were filed against Southmark, its former officers and directors (including Mr. Friedman), and others, alleging, among other things, that such persons and entities misrepresented the financial condition of Southmark. Mr. Friedman denies all of such allegations. Those lawsuits in which Mr. Friedman was also a defendant during the last five years are summarized below. THE TRUST IS NOT A DEFENDANT IN ANY OF THESE LAWSUITS.

            In Burt v. Grant Thornton, Gene E. Phillips and William S. Friedman, the plaintiff, a purchaser of Southmark preferred stock, alleged that the defendants disseminated false or misleading corporate reports, financial analysis, and news releases in order to induce the public to continue investing in Southmark. Grant Thornton served as independent certified public accountants to Southmark and, for fiscal 1988 and 1989, to the Trust. The plaintiff sought actual damages in the amount of less than $10,000, treble damages, and punitive damages in an unspecified amount plus attorneys' fees and costs. This case was settled in October 1993 for a nominal payment.

            Consolidated actions entitled Salsitz v. Phillips et al., purportedly brought as class actions on behalf of purchasers of Southmark securities during specified periods, were pending before the United States District Court for the Northern District of Texas. Mr. Friedman entered into a settlement agreement with the plaintiffs, which was approved by the court in October 1993.

            Mr. Friedman also served as a director of Pacific Standard Life Insurance Company ("PSL"), a wholly-owned subsidiary of Southmark, from October 1984 to January 1989. In a proceeding brought by the California Insurance commissioner (the "Commissioner"), a California Superior Court appointed a conservator for PSL on December 11, 1989. On October 12, 1990, the Commissioner filed suit against the former directors of PSL (including Mr. Friedman) seeking damages of $12 million and additional punitive damages. Such lawsuit alleged, among other things, that the defendants knowingly and willfully conspired among themselves to breach their duties as directors of PSL to benefit Southmark. Such suit further alleged that PSL's board of directors failed to convene meetings and delegated to Mr. Phillips authority to make decisions regarding loans, investments, and other transfers and exchanges of PSL assets. In August 1993, five former directors of PSL, including Mr. Friedman, settled this lawsuit without admitting any liability (the "PSL Settlement"). At that time, a judgment was entered securing certain payments agreed to be made by Mr. Friedman and other individuals. After making two of the scheduled payments, the payment due in November 1994 was not made. After discussions and additional litigation, effective December 13, 1995, the Commissioner and Messrs. Phillips and Friedman entered into a modification of the PSL Settlement (the "PSL Modification") pursuant to which the $4,450,000 balance of the original payments is to be paid over a ten-year period. Mr. Friedman's liability terminates when the Commissioner has received an aggregate of $1.2 million under the PSL Modification. Tarragon has guaranteed 80% of each of Mr. Friedman's scheduled payments under the PSL Modification. Tarragon and Mr. Friedman have entered into an agreement that Tarragon may offset any amounts paid under such guaranty against salary and other compensation due Mr. Friedman.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Trustees (Continued)

     One of Southmark's principal businesses was real estate syndication, and, from 1981 through 1987, Southmark raised over $500 million in investments from limited partners in several hundred limited partnerships. Seven lawsuits were filed by investors alleging breach of fiduciary duties on the part of Mr.Friedman and others. Two cases were settled in July and October 1993, for nominal payments. In one case, all claims were dismissed by the Court, and the defendants (including Mr. Friedman) were awarded sanctions against plaintiff's counsel. The other four cases were voluntarily dismissed by the plaintiffs without payment of any kind by the defendants.

            San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. The Office of Thrift Supervision ("OTS") also conducted a formal investigation of SJSA and its affiliates. During late November 1994, Mr. Friedman entered into certain agreements with the RTC and OTS settling all claims relating to (i) his involvement with SJSA and (ii) any guarantor arrangement of Mr. Friedman as to other financial institutions taken over by the RTC. Pursuant to such arrangements, Mr. Friedman and certain other respondents (including Mr. Phillips) agreed to pay restitution over a ten year period in the amount of $20 million. Mr. Friedman's liability terminates when the respondents as a group shall have paid a total of $4 million out of the total requirement. Mr. Friedman also consented to an order prohibiting him from participating in the conduct of the affairs of an insured depository institution without the prior written approval of the Director of OTS and agreed to submit certain information to the OTS on a periodic basis. Such arrangements constitute an order limiting Mr. Friedman from engaging in a type of business practice.

Board Committees

The Board held six meetings and acted by written consent two times during 1995. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of
(i) the total number of meetings held by the Board during the period for which he had been a Trustee and (ii) the total number of meetings held by all committees of the Board on which he served during the periods that he served.

The Board has an Audit Committee, an Advisory Review Committee, and an Option Committee. The Audit Committee, consisting of three Independent trustees, Messrs. Schrag (Chairman), Johnston, and Weisbrod, reviews the Trust's operating and accounting procedures. This committee met one time during 1995. The Advisory Review Committee, established in March 1995, monitors actions taken by the Advisor which have the potential for a conflict of interest, in particular decisions relating to the allocation of investment opportunities among the Trust and the other entities affiliated with the Advisor. The committee consists of Mr. Weisbrod (Chairman), Ms. Hernandez-Pinero, and Mr. Cohen and met two times during 1995. The Option Committee was formed in 1995 for purposes of authorizing options under the Share Option and Incentive Plan, approved at the November 1995 shareholder meeting. This committee is comprised of three members including Messrs. Friedman and Weisbrod and Mr. John A. Doyle, Chief Financial Officer of the Trust.

Until February 1995, the Board had a Related Party Transaction Committee, which reviewed and made recommendations to the Board with respect to transactions involving the Trust and any other party or parties related to or affiliated with the Trust, any of its Trustees, or any of their affiliates, and a Litigation Committee, which reviewed litigation involving Messrs. Friedman and Phillips. Such committees were disbanded in

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Board Committees (Continued)

February 1995, and their responsibilities assumed by the Independent Trustees. Messrs. Johnston (Chairman), Davis, Etnire, Schrag, Sims, and Stokely, all of whom were Independent Trustees, were the members of the Related Party Transaction Committee, while Messrs. Johnston (Chairman), Etnire, Jordan, Schrag, Sims, and Stokely comprised the Litigation Committee. During 1995, neither the Related Party Transaction Committee nor the Litigation Committee met. The Board does not have Nominating or Compensation Committees.

Executive Officers

The following persons currently serve as executive officers of the Trust:
William S. Friedman, President and Chief Executive Officer; and John A. Doyle, Chief Financial Officer. Their positions with the Trust are not subject to a vote of shareholders. The age, terms of service, all positions and offices with the Trust or Tarragon, other principal occupations, business experience, and directorships with other companies during the last five years or more of Mr. Friedman are set forth above. Corresponding information regarding Mr. Doyle is set forth below.

JOHN A. DOYLE: Age 38, Chief Financial Officer (since May 1995)

      Executive Vice President (February 1994 to May 1995), Chief Operating Officer (May 1995 to January 1996), and Chief Financial Officer (since May
      1995) of the Trust and VPT; Trustee (since February 1994) of VPT; Director, President, Chief Operating Officer, and 50% shareholder (since February 1994) of Tarragon; President and Chairman of the Board (since December 1993) of Investors General Acquisition Corp., which owns 100% of the shares of Investor General, Inc.; Director, President, and Chief Executive Officer (since June 1992) of Garden Capital Incorporated; Director (October 1993 to February 1995) of Home State Holdings; Director and Chief Operating Officer (October 1990 to December 1991) of ConCap Equities, Inc.; President, Chief Executive Officer, Chief Operating Officer, and sole Director (April 1989 to October 1990) of Consolidated Capital Equities Corporation ("CCEC"); and Certified Public Accountant (since 1985).

Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of services, all positions and offices with the Trust and Tarragon, other principal occupations, business experience, and directorships with other companies during the last five years or more are set forth below:

BRUCE SCHNITZ:  Age 46, Chief Operating Officer.

    Chief Operating Officer (since January 1996) of the Trust, VPT, and Tarragon; President and Chief Executive Officer (1993-1994) of McNeil Acquisition Corporation; President, Chief Operating Officer, and Director (1991-1993), McNeil Real Estate Management, Inc.; Executive Vice President (1989-1991) Southmark Corporation; President and Chief Executive Officer (1986-1991) Southmark Public Syndications; Senior Vice President, Acquisition/Disposition (1979-1986) Robert A. McNeil Corporation.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Officers (Continued)

JOHN C. STRICKLIN:  Age 49, Executive Vice President.

     Executive Vice President (since May 1995), Senior Vice President - Real Estate (May 1994 to April 1995), and Vice President (February 1994 to April
     1994) of the Trust and VPT; Senior Vice President (since February 1994) of Tarragon; Vice President (June 1992 to January 1994) of CRSI; Real Estate Broker (June 1989 to May 1992) with Carmel, Ltd.

CHRIS W. CLINTON:  Age 49, Senior Vice President - Asset Management.

     Senior Vice President - Asset Management (since May 1995), and Senior Vice President - Commercial Asset Management (March 1994 to April 1995) of the Trust and VPT; Senior Vice President (since March 1994) of Tarragon; Vice President (October 1988 to March 1994) of the Trust, ART, CMET, IORT, VPT, TCI, and BCM.

R.W. LOCKHART:  Age 50, Senior Vice President - Asset Management.

     Senior Vice President - Asset Management (since May 1995) of the Trust and VPT; Senior Vice President (since March 1994) of Tarragon; Independent Consultant (March 1992 to February 1994); Senior Vice President (July 1989 to March 1992) of BCM and CRSI.

TODD C. MINOR: Age 37, Senior Vice President - Mortgage Servicing and Financing.

     Senior Vice President - Mortgage Servicing and Financing (since May 1995) and Senior Vice President - Finance (March 1994 to April 1995 and from July 1993 to January 1994) of the Trust and VPT; Senior Vice President (since March 1994) of Tarragon; Senior Vice President - Finance (July 1993 to March 1994) of BCM, ART, CMET, IORT, and TCI; Vice President (January 1989 to July 1993) of BCM and (April 1991 to July 1993) of the Trust, ART, CMET, IORT, VPT, and TCI.

KATIE JACKSON:  Age 34, Vice President - Chief Accounting Officer.

     Vice President - Chief Accounting Officer (since March 1994) of the Trust and VPT; Vice President and Chief Accounting Officer (since March 1994) and Treasurer (since May 1995) of Tarragon; Accounting Manager for BCM (October 1990 to March 1994); and Certified Public Accountant (since 1988).

IVAN ROTH:  Age 60, Treasurer.

    Treasurer (since February 1994) and Chief Financial Officer (February 1994 to April 1995) of the Trust and VPT; Treasurer (February 1994 to December
    1994) of Tarragon; Treasurer and Chief Financial Officer (1978 to 1992) of Servico, Inc. (1); and Certified Public Accountant (since 1968).

In addition to the foregoing officers, the Trust has other officers who are not listed herein.

------------------
(1) On September 19, 1990, Servico, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and was reorganized effective August 5, 1992.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's Trustees, officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established, and the Trust is required to report any failure to file by these dates during fiscal 1995. All of these filing requirements were satisfied by its Trustees, officers, and ten percent holders, except as noted below. In making these statements, the Trust has relied on the written representations of its incumbent Trustees, and officers, its ten percent holders, and copies of the reports that they have filed with the Commission. The following reports filed under Section 16(a) of the Securities Exchange Act of 1934 during or with respect to the year ended December 31, 1995, were not filed on a timely basis: Initial Forms 3 of Messrs. Schafran and Cohen, and Mrs. Hernandez-Pinero, and Forms 4 for Messrs. Cohen, Johnston, Liebman, Schafran, Schrag, and Weisbrod and Mrs. Hernandez-Pinero for the options granted to each of them by the Trust on November 20, 1995.

The Advisor

Although the Trust's Board is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by a contractual advisory firm under the supervision of the Trust's Board. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Trust's Board.

CCEC, the sponsor and original advisor of the Trust, was replaced as advisor on August 1, 1988, by Consolidated Advisors, Inc. ("CAI"), the parent of CCEC. On December 2, 1988, CCEC filed a petition seeking reorganization under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Northern District of Texas. Mr. Friedman was a director of CCEC and CAI from March 1988 through January 1989. Mr. Doyle was President, Chief Executive Officer, Chief Operating Officer, and sole director of CCEC from April 1989 through October 1990. Southmark was a controlling shareholder of The Consolidated Companies, the parent of CAI, from March 1988 through February 1989.

BCM served as the Trust's advisor from March 1989 through March 1994. Mr. Friedman served as President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips, who served as a Trustee of the Trust until December 7, 1992. BCM also serves as advisor to CMET, IORT, TCI, and ART and served as advisor to VPT until February 28, 1994. Certain Trustees of the Trust were also Trustees of CMET, IORT, and TCI but have since resigned their positions. Mr. Friedman, President of the Trust, also serves as President of VPT. BCM also performs certain administrative functions for NRLP and NOLP, the operating partnership of NRLP, on a cost-reimbursement basis. Mr. Friedman resigned from his positions with CMET, IORT, and TCI in February 1994, from his position as an executive officer and director of ART in December 1992, and from his position with NRLP in March 1994 to concentrate his attention on the Trust, VPT, and Tarragon.

Tarragon has provided advisory services to the Trust since April 1, 1994. At the annual meeting of shareholders held on November 20, 1995, the shareholders approved the renewal of Tarragon as the Trust's advisor under an advisory agreement dated April 1, 1995. Mr. Friedman serves as a Director and Chief Executive Officer of

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor (Continued)

Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as a Director and President of Tarragon and Chief Financial Officer of the Trust. The Friedman and Doyle families own approximately 33% of the outstanding shares of the Trust.

The provisions of the Trust's Initial Advisory Agreement ("Initial Advisory Agreement") with Tarragon were substantially the same as those of the BCM advisory agreement. Under the Initial Advisory Agreement, the Trust paid Tarragon an annual base advisory fee of $100,000 plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, Tarragon could receive commissions of 1% based upon (i) acquisition cost of real estate, (ii) mortgage loans acquired, and (iii) mortgage loans obtained or refinanced and a 10% incentive sales commission based on gains from the sale of real estate.

A majority of the Board approved certain revisions to the Initial Advisory Agreement which was approved by the shareholders at the November 1995 annual meeting. The Initial Advisory Agreement was replaced, effective April 1, 1995, with the revised advisory agreement. The revised advisory agreement is very similar to the initial advisory agreement but eliminates the $100,000 annual base fee, incentive sales compensation, and mortgage loan acquisition commissions and makes various technical changes designed to further clarify the responsibilities of Tarragon. In addition, the revised advisory agreement provides that real estate commissions shall be payable to Tarragon and its affiliates only following specific approval by the Board of Trustees for each transaction rather than pursuant to a general agreement.

The following table sets forth the changes or alterations in compensation payable to the advisor under the BCM advisory agreement and the Tarragon advisory agreement's during the periods indicated:

COMPENSATION
 DESCRIPTION                                          ADVISOR; EFFECTIVE DATES OF ADVISORY AGREEMENT
------------                     -----------------------------------------------------------------------------------------
                                         BCM                             TARRAGON                            TARRAGON
                                 -------------------                -------------------                 ------------------
                                 DEC 1992 - MAR 1994                APR 1994 - MAR 1995                 APR 1995 - PRESENT
                                 -------------------                -------------------                 ------------------
Base fixed annual fee            None                               $100,000                            None

Gross asset fee                  .0625% per month (.75%             None                                None
                                 per annum) of the
                                 average "Gross Asset Value"

Incentive advisory fee           7.5% per annum of "Net             16% per annum of                    16% per annum of
                                 Income"                            "Adjusted Funds                     "Adjusted Funds
                                                                    from Operations"                    from Operations"

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor  (Continued)

 COMPENSATION
  DESCRIPTION                                       ADVISOR; EFFECTIVE DATES OF ADVISORY AGREEMENT
 ------------                 -----------------------------------------------------------------------------------------
                                      BCM                              TARRAGON                           TARRAGON
                              -------------------                -------------------                 ------------------
                              DEC 1992 - MAR 1994                APR 1994 - MAR 1995                 APR 1995 - PRESENT
                              -------------------                -------------------                 ------------------
Acquisition commission        The lesser of (i) up to 1%        1% of the acquisition cost        1% of the acquisition cost
                              of the acquisition cost           (inclusive of commissions         (inclusive of commissions
                              (inclusive of commissions         paid to non-affiliated brokers),  paid to non-affiliated brokers),
                              paid to non-affiliated brokers),  but no fee on acquisitions        but no fee on acquisitions
                              or (ii) compensation              from affiliates                   from affiliates
                              customarily charged
                              in arm's-length transactions

Mortgage brokerage            The lesser of (i) 1% of           The lesser of (i) 1% of           The lesser of (i) 1% of
and refinancing fees          the amount of the loan or         the amount of the loan or         the amount of the loan or
                              amount refinanced or              amount refinanced or              amount refinanced or
                              (ii) a fee which is               (ii) a fee which is               (ii) a fee which is
                              reasonable and fair               reasonable and fair               reasonable and fair
                              under the                         under the                         under the
                              circumstances                     circumstances                     circumstances

Mortgage or loan              The lesser of (i) 1% of           The lesser of (i) 1% of           None
acquisition fees              the amount of the                 the amount of the
                              mortgage or loan                  mortgage or loan
                              purchased or (ii) a fee           purchased or (ii) a fee
                              which is reasonable               which is reasonable
                              and fair under the                and fair under the
                              circumstances                     circumstances

Real estate brokerage         None - included in                None - included in                Subject to approval by the
                              commissions "Incentive Sales      "Incentive Sales                  Board, may pay if the
                              Compensation" below               Compensation" below               Advisor or affiliate acts as
                                                                                                  the broker upon purchase or
                                                                                                  sale, in amounts not to exceed
                                                                                                  customary fees charged
                                                                                                  by nationally recognized
                                                                                                  real estate brokers for
                                                                                                  normal,similar transactions

Incentive sales               Fee equal to 10% of               Fee equal to 10% of               None
compensation                  the amount by which               the amount by which
                              aggregate sales                   aggregate sales
                              consideration for all             consideration for all
                              real property sold which          real property sold which
                              exceeds the results of a          exceeds the results of a
                              formula, as defined               formula, as defined

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor  (Continued)

COMPENSATION
 DESCRIPTION                                              ADVISOR; EFFECTIVE DATES OF ADVISORY AGREEMENT
------------                     -----------------------------------------------------------------------------------------
                                         BCM                             TARRAGON                            TARRAGON
                                 -------------------                -------------------                 ------------------
                                 DEC 1992 - MAR 1994                APR 1994 - MAR 1995                 APR 1995 - PRESENT
                                 -----------------------------------------------------------------------------------------
Third-party mortgage             Advisor to pay Trust              Advisor to pay Trust              Advisor shall pay to
placement fees                   1/2 of any compensation           1/2 of any compensation           Trust all compensation
                                 received from third               received from third               received from third
                                 parties for origination,          parties for origination,          parties for origination,
                                 placement or                      placement or                      placement or
                                 brokerage of any loan             brokerage of any loan             brokerage of any loan
                                 made by the Trust, but            made by the Trust, but            made by the Trust
                                 Advisor compensation              Advisor compensation
                                 retained shall not                retained shall not
                                 exceed lesser of (i) 2%           exceed lesser of (i) 2%
                                 of amount of loan                 of amount of loan
                                 committed or (ii) a fee           committed or (ii) a fee
                                 which is reasonable               which is reasonable
                                 and fair under the                and fair under the
                                 circumstances                     circumstances

Also, if the Trust were to request that the advisor or an affiliate of the advisor render services to the Trust other than those required by the advisory agreement, the advisor or the affiliate of the advisor would be separately compensated for such additional services on terms to be agreed upon from time to time. In the past, the Trust had hired Carmel, Ltd., an affiliate of BCM, to provide property management services for the Trust's properties. Since April 1, 1994, Tarragon has provided property management services for the Trust's properties. The Trust also engaged, on a non-exclusive basis, CRSI, also an affiliate of BCM, to perform brokerage services for the Trust until March 31, 1994.

The advisor is required to formulate and submit annually for approval by the Board a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, lending, foreclosure, and borrowing activity, and other investments, and the advisor is required to report quarterly to the Board on the Trust's performance against the business plan. In addition, all transactions or investments made by the Trust shall require prior approval by the Board unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the advisor by the Board. Prior approval of the Board is also required for retention of all consultants and third party professionals, other than legal counsel.

The agreements provide that the advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders; contains guidelines for the advisor's allocation of investment opportunities as among itself, the Trust, and other entities it advises; and contains a broad standard governing the advisor's liability for losses incurred by the Trust. Under the advisory agreements, none of the advisors nor any of its shareholders, directors, officers, or employees shall be liable to the Trust, the Trustees, or the holders of securities of the Trust for any losses from the operations of the Trust if the advisor had determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Trust and the loss or liability was not the result of negligence or misconduct by the advisor. In no event will the directors, officers, or employees of the advisor be personally liable for any action unless it was the result of willful misfeasance, bad faith, gross

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor  (Continued)

negligence, or reckless disregard of duty.

Employees of Tarragon render services to the Trust, as the Trust has no employees. In accordance with the terms of the advisory agreements, certain services provided by the advisor including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead are reimbursed directly by the Trust.

As required by the Declaration of Trust, all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the Operating Expenses of the Trust, as defined, exceed certain specified limits based on book value, net asset value, and net income during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1993, 1994, or 1995.

The Declaration of Trust requires shareholder approval for any renewal of the advisory agreement.

The advisory agreement may only be assigned with the prior consent of the Trust.

The directors and principal officers of Tarragon are set forth below:

WILLIAM S. FRIEDMAN:      Director and Chief Executive Officer

JOHN A. DOYLE:            Director and President

BRUCE SCHNITZ:            Chief Operating Officer

JOHN C. STRICKLIN:        Executive Vice President

CHRIS W. CLINTON:         Senior Vice President - Commercial Portfolio

ROBERT W. LOCKHART:       Senior Vice President - Residential Portfolio

TODD C. MINOR:            Senior Vice President - Financing

KATIE JACKSON:            Vice President; Chief Accounting Officer and Treasurer

Tarragon has provided property management services to the Trust since April 1, 1994, for a fee of 4.5% of the monthly gross rents collected on apartment properties and 1.5% to 5% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of much of the property-level management services to the Trust.

Since March 1, 1994, Tarragon's real estate brokerage affiliate has been available to and may act as a broker in both purchases and sales of Trust property with commissions payable in amounts customarily charged in arm's-length transactions by others rendering similar property acquisition services in the same geographical location and for comparable property. Such commissions would require approval of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust has no employees and pays no compensation to the executive officers of the Trust. The Trustees and executive officers of the Trust who are also officers or employees of Tarragon are compensated by Tarragon. Such affiliated Trustees and executive officers perform a variety of services for the Advisor, and the amount of their compensation is determined solely by Tarragon.

The Independent Trustees are paid an annual stipend directly by the Trust, as well as granted certain share options, as discussed below. The Independent Trustees (i) review the business plan of the Trust to determine that it is in the best interest of the shareholders, (ii) review the Trust's contract with the advisor, (iii) supervise the performance of the advisor and review the reasonableness of the compensation which the Trust pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Trust, and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Trust.

During 1994, the Independent Trustees received compensation in the amount of $6,000 per year, plus reimbursement for expenses. In addition, each Independent Trustee received (i) $3,000 per year for each committee of the Board on which he
(she) served, (ii) $2,500 per year for each committee chairmanship, and (iii) $1,000 per day for any special services rendered to the Trust outside of the ordinary duties as Trustee, plus reimbursement for expenses, provided such services are specifically requested by the Board. 1994 total fees paid to the Independent Trustees for all services, including special service fees, totaled $42,750: Willie K. Davis, $4,500 (a Trustee from October 1988 to March 1995); Geoffrey C. Etnire, $6,000 (a Trustee from January 1993 to March 1995); Dan L. Johnston, $12,000; Raymond V.J. Schrag, $7,250; Bennett B. Sims, $3,000 (a Trustee from April 1990 to August 1994); Ted P. Stokely, $3,000 (a Trustee from April 1990 to August 1994); and Carl Weisbrod, $7,000.

During 1995, the Independent Trustees received compensation in the amount of $15,000 per year, plus $25,000 per year to the Chairman of the Board and reimbursement of expenses. In addition, each Independent Trustee received (i) $2,000 per year for each committee of the Board of Trustees on which he (she) served, (ii) $1,000 per year for each committee chairmanship, and (iii) $1,000 per day for any special services rendered to the Trust outside of the ordinary duties as Trustee, plus reimbursement for expenses, provided such services are specifically requested by the Board. 1995 Independent Trustees fees totaled $146,500 for all services, including the annual stipend, as follows: Irving E. Cohen, $17,000; Sally Hernandez-Pinero, $17,000; Dan L. Johnston, $17,000; Lance Liebman, $15,000; L. G. Schafran, $15,000; Raymond V. J. Schrag, $18,000; Carl
B. Weisbrod, $40,000; Willie K. Davis, $7,500.

Pursuant to the approval of the Independent Trustee Share Option Plan (the "Trustee Plan") at the November 1995 shareholder meeting, the Trust issued options to acquire 3,000 shares to each of the seven Independent Trustees on November 20, 1995. The exercise price of the options is equal to the market price on the grant date. The options expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or November 20, 2005 (the "Termination Date"), and are exercisable at any time between the date of grant and the Termination Date. In addition, for each year such Trustee continues to serve as a Trustee, he (she) will be awarded an option covering 1,000 shares on January 1 of each year. Accordingly, on January 1, 1996, the Trust issued additional options covering 7,000 shares (1,000 shares each) with an exercise price equal to the market price on the date of grant and the same Termination Date as the options granted in November 1995. The Trustee Plan provides for a total of 60,000 shares.

Since January 1, 1993, FMS, Inc., a company of which Mr. Davis is Chairman, President, and sole shareholder, has been providing property-level management services for several properties owned by the Trust. In 1994 and

1995, FMS, Inc., earned fees of $55,886 and $66,490, respectively, for performing such services. The Trust believes that such fees were at least as favorable to the Trust as those that would be paid to unaffiliated third parties for the performance of similar services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on March 8, 1996.

                                    Amount and Nature
    Name and Address of               of Beneficial                 Percent of
     Beneficial Owner                   Ownership                    Class (1)
    -------------------             -----------------               ----------
Lucy N. Friedman                 1,053,659  (2)(3)(4)(5)              30.3%
280 Park Avenue                             (6)(7)(8)
East Building, 20th Floor
New York, New York  10017

(1) Percentages are based upon 3,475,255 shares of beneficial interest outstanding at March 8, 1996.

(2) Includes 15,260 shares owned by Lucy N. Friedman's husband, William S. Friedman.

(3) Includes 687,819 shares owned by Mrs. Friedman.

(4) Does not include 8,911 shares owned by Mrs. Friedman's adult son, Ezra Friedman, and 21,003 shares owned by Mrs. Friedman's adult daughter, Tanya Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

(5) Includes 28,969 shares owned by a trust for the benefit of the children and grandchildren of Samuel Friedman, deceased, William S. Friedman's father, for which Robert A. Friedman and Gerald C. Friedman, siblings of William S. Friedman, and Ruth Friedman, his mother, are the trustees. Mrs. Friedman disclaims beneficial ownership of such shares.

(6) Includes 39,920 shares owned by Tarragon Capital Corporation ("TCC"), of which Mrs. Friedman and Mr. Friedman are executive officers and directors and 24,200 shares owned by Tarragon Partners, Ltd., of which Mrs. Friedman and Mr. Friedman are limited partners. Mr. Friedman disclaims beneficial ownership of such shares.

(7) Includes 11,523 shares and 11,652 shares owned by Mr. Friedman's minor sons, Gideon and Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares. It also includes 220,000 shares owned by Beachwold Partners, L. P., in which Mrs. Friedman is the general partner and her four children are the limited partners. Mr. Friedman disclaims beneficial ownership of such shares.

(8) Includes 14,316 shares held by William S. Friedman Grantor Trust for benefit of the children of Mr. Friedman, of which Mrs. Friedman is the Trustee. Mrs. Friedman disclaims beneficial interest of such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficial and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 8, 1996.

                                Amount and Nature
                                 of Beneficial                  Percent of
 Name of Beneficial Owner           Ownership                    Class (1)
 ------------------------     ---------------------             ----------
William S. Friedman           1,053,659(2)(3)(4)(5)                30.3%
                                                                     (6)(7)(10)(11)

John A. Doyle                    96,222(8)                          2.8%

Irving E. Cohen                   4,521(9)                           *

Sally Hernandez-Pinero            4,000(12)                          *

Dan L. Johnston                   4,105(13)                          *

Lance Liebman                     4,550(14)                          *

L. G. Schafran                    4,000(15)                          *

Raymond V.J. Schrag               9,527(16)                          *

Carl B. Weisbrod                  4,242(17)                          *

All Trustees and Executive    1,184,826(2)(3)(4)(5)(6)             34.1%
Officers as a group                    (7)(8)(9)(10)(11)
(9 individuals)                        (12)(13)(14)(15)
                                       (16)(17)

----------------
*   Less than 1%.

(1) Percentages are based upon 3,475,255 shares of beneficial interest outstanding at March 8, 1996.

(2) Mr. Friedman owns 15,260 shares of beneficial interest personally.

(3) Includes 687,819 shares owned by Mrs. Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(4) Does not include 8,911 shares owned by Mr. Friedman's adult son, Ezra Friedman, and 21,003 shares owned by Mr. Friedman's adult daughter, Tanya Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(5) Includes 28,969 shares owned by a trust for the benefit of the children and grandchildren of Samuel Friedman, deceased, William S. Friedman's father, for which Robert A. Friedman and Gerald C. Friedman, siblings of William S. Friedman, and Ruth Friedman, his mother, are the trustees. Mr. Friedman disclaims beneficial ownership of such shares.

(6) Includes 39,920 shares owned by TCC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(7) Includes 24,200 shares owned by Tarragon Partners, Ltd. Mr. Friedman disclaims beneficial ownership of such shares.

(8) Includes 93,076 shares which Mr. Doyle obtained as a result of the conversion of his $1.0 million subordinated debenture. John A. Doyle also owns 3,146 shares personally.

(9) Includes 521 shares owned by Irving E. Cohen directly and 4.000 shares covered by two separate presently exercisable options.

(10) Includes 11,523 shares and 11,652 shares owned by Mr. Friedman's minor sons, Gideon and Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares. It also includes 220,000 shares owned by Beachwold Partners, L. P. Mr. Friedman disclaims beneficial ownership of such shares.

(11) Includes 14,316 shares held by William S. Friedman Grantor Trust. Mrs. Friedman disclaims beneficial interest of such shares.

(12) Includes 4,000 shares covered by two separate presently exercisable options granted to Sally Hernandez-Pinero.

(13) Includes 105 shares owned by Dan L. Johnston directly and 4,000 shares covered by two separate presently exercisable options.

(14) Includes 550 shares owned by Lance Liebman directly and 4,000 shares covered by two separate presently exercisable options.

(15) Includes 4,000 shares covered by two separate presently exercisable options granted to L. G. Schafran.

(16) Includes 5,527 shares owned by Raymond V. J. Schrag directly and 4,000 shares covered by two separate presently exercisable options. Does not include 1,100 shares owned by Mr. Schrag's wife as custodian for his two children as to which Mr. Schrag disclaims any beneficial ownership.

(17) Includes 242 shares owned by Carl B. Weisbrod and 4,000 shares covered by two separate presently exercisable options.



                     [This space intentionally left blank.]

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

On February 10, 1994, the Trust's Board selected Tarragon to replace BCM as the Trust's advisor effective April 1, 1994. Mr. Friedman serves as Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as President and Director of Tarragon and Chief Financial Officer of the Trust. The Friedman and Doyle families together own approximately 33% of the outstanding shares of the Trust.

Also on February 10, 1994, VPT's Board of Trustees selected Tarragon to replace BCM as VPT's advisor commencing March 1, 1994. William S. Friedman also serves as a Trustee, President, and Chief Executive Officer of VPT. John A. Doyle is also Chief Financial Officer of VPT. VPT has the same relationship with Tarragon as the Trust. Mr. Friedman owes fiduciary duties to VPT as well as the Trust under applicable law.

Tarragon occupies office space at VPT's One Turtle Creek Office Complex.

From February 1, 1990, until March 31, 1994, affiliates of BCM provided property management services to the Trust. Carmel, Ltd., provided property management services for a fee of 5% of the monthly gross rents collected on the properties under management. In many cases, Carmel, Ltd., subcontracted with other entities for the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd., is BCM. The limited partners of Carmel, Ltd., are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips, and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd., subcontracted the property-level management and leasing of eleven of the Trust's commercial properties and the commercial properties owned by two of the real estate partnerships in which the Trust is a partner to Carmel Realty, which is owned by SWI. Carmel, Ltd., resigned as property manager for the Trust's properties effective March 31, 1994. Commencing April 1, 1994, Tarragon has provided property management services to the Trust.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. Effective December 1, 1992, the Trust engaged CRSI, on a non-exclusive basis, to provide brokerage services for the Trust. CRSI is owned by SWI. Such agreement terminated March 31, 1994.

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

Related Party Transactions

Historically, the Trust has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Prior to January 11, 1995, all related party transactions entered into by the Trust were to be approved by a majority of the Trust's Board of Trustees, including a majority of the Independent Trustees. In addition, the Related Party Transaction Committee of the Board was to review all such transactions prior to their submission to the Trust's Board for consideration. The Trust's management believes that all of the related party transactions were at least as advantageous to the Trust as could have been obtained from unrelated third parties.

The Trust is a partner with CMET in Sacramento Nine ("SAC 9") and Income Special Associates ("ISA"). SAC 9, which currently owns two office buildings in the vicinity of Sacramento, California, is owned 70% by the Trust which is a non-controlling partner. The SAC 9 tenancy-in-common agreement requires unanimous consent of both the Trust and CMET for any material changes in the operations of SAC 9's properties, including sales, refinancings, and property management changes. ISA is a general partnership in which the Trust has a 40% interest and CMET holds a 60% interest. ISA in turn owns all of Indcon, L.P., (formerly known as Adams Properties Associates) which owns 32 industrial warehouse facilities. The Indcon, L.P., partnership agreement requires consent of both the Trust and CMET for any material changes in the operations of the partnership properties, including sales, refinancings, and changes in property manager. Until March 9, 1995, Geoffrey C. Etnire, a Trustee of CMET, was also a Trustee of the Trust, and, until August 1994, Messrs. Stokely and Sims, Trustees of CMET, also served as Trustees of the Trust. Since March 9, 1995, the Trust and CMET have no Trustee who serves on both boards.

On December 10, 1990, the Board, based on the recommendation of its Related Party Transaction Committee, authorized the purchase of up to $1.0 million of the shares of beneficial interest of CMET through negotiated or open market transactions. At December 31, 1993, the Trust owned 54,500 shares of beneficial interest of CMET which it purchased in 1990 and 1991 through open market transactions, at a total cost to the Trust of $250,000. In June 1994, the Trust sold 15,000 of these shares for $210,000 through open market transactions and, as a result, recorded a $141,000 gain on sale of investments. During the first quarter of 1995, the Trust sold the remaining 39,500 CMET shares for $592,500 and, as a result, recorded a $412,000 gain on sale of investments.

In December 1993, the Board approved the issuance of a $1 million convertible subordinated debenture to Mr. Doyle, Chief Financial Officer of the Trust, in exchange for his 10% participation in the profits of the Consolidated Capital Properties II ("CCP II") assets, which the Trust had acquired in November 1992. This participation was granted as consideration for Mr. Doyle's services to the Trust in connection with the CCP II portfolio. The debenture bore interest at 6% per annum, and matured December 1999. In January 1996, Mr. Doyle converted the debenture into 93,076 Shares. Mr. Doyle also serves as Director and President and is a 50% shareholder of Tarragon, the Trust's advisor since April 1, 1994.

Other liabilities at December 31, 1995, include non-interest bearing cash advances of $300,000 and $263,000 from Lucy N. Friedman, 50% stockholder of Tarragon and a principal shareholder of the Trust, and Tarragon, respectively. Such advances were made to the Trust on a short term basis to facilitate the negotiated discounted payoffs of the mortgage loans secured by Bryan Hill, Meadowbrook, and Forest Oaks. In connection with the discounted payoffs, the Trust realized extraordinary gains on debt forgiveness totaling $670,000. The Trust repaid the advances in the first quarter of 1996. The remaining $255,000 due to affiliates at December 31, 1995, represents accrued mortgage brokerage commissions, advisory fees, and cost reimbursements to Tarragon which were paid in January 1996.

In 1994, the Trust paid BCM and its affiliates $468,000 in advisory fees, $103,000 in real estate and mortgage brokerage commissions, and $112,000 in property management fees and leasing commissions. In addition, as provided in the advisory agreement, BCM received cost reimbursements from the Trust of $140,000 in 1994.

Restrictions on Related Party Transactions

In 1994, the Trust paid Tarragon $909,000 in advisory fees, $268,000 in real estate and mortgage brokerage commissions, and $285,000 in property management fees. In addition, as provided in the advisory agreement, Tarragon received cost reimbursements from the Trust of $882,000 in 1994.

In 1995, the Trust paid Tarragon $1.0 million in advisory fees, $445,000 in real estate and mortgage brokerage commissions, and $330,000 in property management fees. In addition, the Trust paid Tarragon $960,000 in cost reimbursements.

The Trust's Declaration of Trust provides that:

   "[t]he Trustees shall not . . . purchase, sell, or lease any Real Properties or Mortgages to or from . . . the Advisor or any of [its] Affiliates," and that "[t]he Trustees shall not . . . make any loan to . . . the Advisor or any of [its] Affiliates."

Moreover, the Declaration of Trust further provides that:

   "[t]he Trust shall not purchase or lease, directly or indirectly, any Real Property or purchase any Mortgage from the Advisor or any affiliated Person, or any partnership in which any of the foregoing may also be a general partner, and the Trust will not sell or lease, directly or indirectly, any of its Real Property or sell any Mortgage to any of the foregoing Persons." The Declaration of Trust further provides that "the Trust shall not directly or indirectly, engage in any transaction with any Trustee, officer, or employee of the Trust or any director, officer, or employee of the Advisor . . . or of any company or other organization of which any of the foregoing is an Affiliate, except for . . . [among other things] transactions with . . . the Advisor or Affiliates thereof involving loans, real estate brokerage services, real property management services, the servicing of Mortgages, the leasing of real or personal property, or other services, provided such transactions are on terms not less favorable to the Trust than the terms on which nonaffiliated parties are then making similar loans or performing similar services for comparable entities in the same area and are not entered into on an exclusive basis."

The Declaration of Trust defines "Affiliate" as follows:

   "[A]s to any Person, any other Person who owns beneficially, directly, or indirectly, 1% or more of the outstanding capital stock, shares, or equity interests of such Person or of any other Person which controls, is controlled by, or is under common control with, such Person or is an officer, retired officer, director, employee, partner, or trustee (excluding independent trustees not otherwise affiliated with the entity) of such Person or of any other Person which controls, is controlled by, or is under common control with, such Person."

As discussed in "Related Party Transactions", above, since September 1990, the Trust has invested in shares of CMET. As of December 31, 1994, the Trust owned 39,500 shares of CMET. CMET had the same advisor as the Trust and certain of its Trustees were also trustees of CMET at the time such shares were acquired. Under the terms of its Declaration of Trust, as amended, the Trust is prohibited from holding the shares of CMET beyond July 30, 1996. Prior to March 31, 1995, all remaining 39,500 CMET shares were sold in open market transactions.

Prior to January 11, 1995, all related party transactions that the Trust contemplated were to be reviewed by the Related Party Transaction Committee of the Trust's Board of Trustees to determine whether such transactions were (i) fair to the Trust and (ii) permitted by the Trust's governing documents. Each of the members of the Related Party Transaction Committee was a Trustee who was not an officer, director, or employee of the Trust's advisor, Tarragon, and was not an officer or employee of the Trust. Such committee was disbanded in February 1995, and its responsibilities assumed by the Independent Trustees.

Pursuant to the terms of the Modification in the Olive case, which became effective January 11, 1995, any related party transaction which the Trust may enter into prior to April 27, 1999, with two categories of exceptions, will require the unanimous approval of the Trust's Board of Trustees. In addition, except for the categories noted below, certain defined related party transactions may only be entered into in exceptional circumstances and after determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction. Two categories of exception are:

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


                     [This space intentionally left blank.]

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Reports of Independent Public Accountants    -   BDO Seidman
                                             -   Arthur Andersen LLP

Consolidated Balance Sheets - December 31, 1995 and 1994

Consolidated Statements of Operations -
   Years Ended December 31, 1995, 1994, and 1993

Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 1995, 1994, and 1993

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1995, 1994, and 1993

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

Exhibit
Number                                  Description
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                                  Description
-------                                 -----------

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

10.1 Advisory Agreement dated April 1, 1995, between National Income Realty Trust and Tarragon Realty Advisors, Inc. (incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K dated April 1, 1995).

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

                          NATIONAL INCOME REALTY TRUST

Dated: March 28, 1996                         By:  /s/ William S. Friedman
                                              -----------------------
                                              William S. Friedman
                                              President, Chief Executive Officer
                                                and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                        Capacities In Which Signed                     Date

/s/ Carl B. Weisbrod                         Trustee and Chairman of the Board              March 28, 1996
---------------------------------
Carl B. Weisbrod

/s/ William S. Friedman                      President, Chief Executive Officer,            March 28, 1996
---------------------------------            and Trustee
William S. Friedman                          (Principal Executive Officer)

/s/ John A. Doyle                            Chief Financial Officer                        March 28, 1996
---------------------------------            (Principal Financial Officer)
John A. Doyle

/s/ Katie Jackson                            Vice President and                             March 28, 1996
---------------------------------            Chief Accounting Officer
Katie Jackson                                (Principal Accounting Officer)

/s/ Irving E. Cohen                          Trustee                                        March 28, 1996
---------------------------------
Irving E. Cohen

                                             Trustee
---------------------------------
Sally Hernandez-Pinero

/s/ Dan L. Johnston                          Trustee                                        March 28, 1996
---------------------------------
Dan L. Johnston

/s/ Lance Liebman                            Trustee                                        March 15, 1996
---------------------------------
Lance Liebman

/s/ Lawrence G. Schafran                     Trustee                                        March 28, 1996
---------------------------------
Lawrence G. Schafran

/s/ Raymond V.J. Schrag                      Trustee                                        March 28, 1996
---------------------------------
Raymond V. J. Schrag

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          Financial Data Schedule
