Form 10-Q
period 1996-03-31
NATIONAL INCOME REALTY TRUST
filed 1996-05-17
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996
                                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from . . . . . . . . .  to  . . . . . . . . .

                         Commission File Number 0-9211

                          NATIONAL INCOME REALTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                         94-2537061
- --------------------------------------------        ----------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
           or organization)                               Identification No.)


        280 Park Avenue, East Building, 20th Floor, New York, NY  10017
        ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  (212) 949-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

Shares of Beneficial Interest, No par value                    3,463,544
- -------------------------------------------         ----------------------------
              (Class)                               (Outstanding at May 6, 1996)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 1996, have not been audited by independent certified public accountants, but, in the opinion of the management of National Income Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.


                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                      March 31,           December 31,
                                                                                  ----------------     -----------------
                                                                                        1996                 1995
                                                                                  ----------------     -----------------
                                                                                     (unaudited)            (audited)
                          Assets
                          ------

Real estate
 Held for investment (net of accumulated depreciation
    of $37,778 in 1996 and $44,750 in 1995)   . . . . . . . . . .                 $        166,906     $        189,086
 Held for sale (net of accumulated depreciation
    of $8,666 in 1996 and $397 in 1995)   . . . . . . . . . . . .                           35,291                6,589
                                                                                  ----------------     ----------------
                                                                                           202,197              195,675
Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . . . .                            3,086               11,685
 Nonperforming, nonaccruing . . . . . . . . . . . . . . . . . . .                              977                  977
                                                                                  ----------------     ----------------
                                                                                             4,063               12,662
Less - allowance for estimated losses . . . . . . . . . . . . . .                           (3,274)              (6,274)
                                                                                  ----------------     ----------------
                                                                                               789                6,388

Investments in partnerships . . . . . . . . . . . . . . . . . . .                            5,226               10,780
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                            2,867                1,674
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .                            2,008                2,329
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                            4,953                5,192
                                                                                  ----------------     ----------------
                                                                                  $        218,040     $        222,038
                                                                                  ================     ================



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                    CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)



                                                                                      March 31,            December 31,
                                                                                 ------------------    ------------------
                                                                                        1996                 1995
                                                                                 ------------------    ------------------
                                                                                     (unaudited)          (audited)
       Liabilities and Shareholders' Equity
       ------------------------------------

Liabilities

Notes, debentures, and interest payable . . . . . . . . . . . . .                 $        141,795     $        144,497
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                            5,785                7,914
                                                                                  ----------------     ----------------
                                                                                           147,580              152,411
Commitments and contingencies . . . . . . . . . . . . . . . . . .

Shareholders' equity

Shares of beneficial interest, no par value; authorized
 shares, unlimited; 3,475,490 shares outstanding in 1996
 and 3,390,727 shares outstanding in 1995 (after
 deducting 460,357 shares in 1996 and 450,857 shares
 in 1995 held in treasury)  . . . . . . . . . . . . . . . . . . .                           10,435               10,181
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .                          277,368              276,716
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . . . .                         (217,343)            (217,270)
                                                                                  ----------------     ----------------
                                                                                            70,460               69,627
                                                                                  ----------------     ----------------
                                                                                  $        218,040     $        222,038
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

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except per share)
                                  (Unaudited)



                                                                                     For the Three Months
                                                                                        Ended  March 31,
                                                                              -------------------------------------
                                                                                   1996                  1995
                                                                             ----------------      ----------------
Income
 Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     11,698         $       10,488
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    142                    300
 Equity in income of partnerships   . . . . . . . . . . . . . . . . .                    180                    190
                                                                                ------------         --------------
                                                                                      12,020                 10,978

Expenses
  Property operations   . . . . . . . . . . . . . . . . . . . . . . .                  6,859                  6,031
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,183                  3,071
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,298                  1,444
  Advisory fees   . . . . . . . . . . . . . . . . . . . . . . . . . .                    247                    296
  General and administrative  . . . . . . . . . . . . . . . . . . . .                    461                    473
                                                                                ------------         --------------
                                                                                      12,048                 11,315
                                                                                ------------         --------------

(Loss) before gain on sales of investments and real estate
 and insurance settlement   . . . . . . . . . . . . . . . . . . . . .                    (28)                  (337)
 Gain on sale of investments  . . . . . . . . . . . . . . . . . . . .                    -                      412
 Gain on sale of real estate  . . . . . . . . . . . . . . . . . . . .                    224                    -
 Gain on insurance settlement   . . . . . . . . . . . . . . . . . . .                    451                    -
                                                                                ------------         --------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $        647         $           75
                                                                                ============         ==============


Earnings per share

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $        .19         $          .02
                                                                                ============         ==============

Weighted average shares of beneficial interest used in
 computing earnings per share   . . . . . . . . . . . . . . . . . . .              3,416,809              3,489,214
                                                                                ============         ==============


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)




                                                                                Accumulated
                                            Shares of                          Distributions
                                       Beneficial Interest                     in Excess of
                                      ----------------------     Paid-in        Accumulated     Shareholders'
                                        Shares      Amount       Capital          Earnings          Equity
                                      ---------    ---------   ------------   ---------------  ----------------
Balance, January 1, 1996  . . .       3,390,727  $   10,181     $  276,716      $  (217,270)   $       69,627

Conversion of convertible
 subordinated debenture   . . .          93,076         279            721              -               1,000

Repurchase of shares
 of beneficial interest   . . .          (9,500)        (29)           (81)             -                (110)

Cash distributions
 ($0.20 per share)  . . . . . .             -           -              -               (704)             (704)

Share distributions . . . . . .           1,187           4             12              (16)             -

Net income  . . . . . . . . . .             -           -              -                647               647
                                      ---------  ----------     ----------      -----------    --------------
Balance, March  31, 1996
 (unaudited)  . . . . . . . . .       3,475,490  $   10,435     $  277,368      $  (217,343)   $       70,460
                                      =========  ==========     ==========      ===========    ==============



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                                -----------------------------------
                                                                                     1996                 1995
                                                                                --------------       --------------
 Cash Flows from Operating Activities
  Rentals collected . . . . . . . . . . . . . . . . . . . . . . .                 $     11,995          $    10,537
  Interest collected  . . . . . . . . . . . . . . . . . . . . . .                          137                  287
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .                       (2,964)              (3,018)
  Payments for property operations  . . . . . . . . . . . . . . .                       (7,487)              (6,540)
  General and administrative expenses paid  . . . . . . . . . . .                         (514)                (606)
  Advisory fees paid to affiliate . . . . . . . . . . . . . . . .                         (407)                (271)
  Deferred borrowing costs paid . . . . . . . . . . . . . . . . .                         (357)                (345)
                                                                                  ------------          -----------

    Net cash provided by operating activities   . . . . . . . . .                          403                   44

Cash Flows from Investing Activities
  Acquisition of real estate  . . . . . . . . . . . . . . . . . .                       -                      (380)
  Real estate improvements  . . . . . . . . . . . . . . . . . . .                       (2,393)                (875)
  Notes receivable collections  . . . . . . . . . . . . . . . . .                           26                    5
  Additional note receivable collateral   . . . . . . . . . . . .                          100                 -
  Distribution from partnership's investing activities  . . . . .                        6,105                 -
  Net distributions from partnerships . . . . . . . . . . . . . .                          304                  263
  Proceeds from sale of investments . . . . . . . . . . . . . . .                       -                       593
                                                                                  ------------          -----------

    Net cash provided by (used in) investing activities   . . . .                        4,142                 (394)

Cash Flows from Financing Activities
  Borrowings from financial institutions  . . . . . . . . . . . .                        -                    5,800
  Payments of mortgage notes payable  . . . . . . . . . . . . . .                       (1,820)              (4,383)
  Margin account (repayments) borrowings  . . . . . . . . . . . .                         (859)                 320
  Repayment of advances from affiliates, net  . . . . . . . . . .                         (519)                -
  Replacement escrow receipts, net  . . . . . . . . . . . . . . .                          635                    2
  Repurchase of shares of beneficial interest . . . . . . . . . .                         (110)                (445)
  Distributions to shareholders . . . . . . . . . . . . . . . . .                         (679)               -
                                                                                  ------------          -----------

    Net cash (used in) provided by financing activities   . . . .                       (3,352)               1,294
                                                                                  ------------          -----------

Net increase in cash and cash equivalents . . . . . . . . . . . .                        1,193                  944

Cash and cash equivalents, beginning of period  . . . . . . . . .                        1,674                3,484
                                                                                  ------------          -----------

Cash and cash equivalents, end of period  . . . . . . . . . . . .                 $      2,867          $     4,428
                                                                                  ============          ===========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                        For the Three Months
                                                                                          Ended March 31,
                                                                              -------------------------------------
                                                                                    1996                 1995
                                                                              ---------------       ---------------
Reconciliation of net income to net cash
  provided by operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .               $        647         $           75
  Gain on insurance settlement  . . . . . . . . . . . . . . . . .                       (451)                 -
  Gain on sale of real estate . . . . . . . . . . . . . . . . . .                       (224)                 -
  Gain on sale of investments . . . . . . . . . . . . . . . . . .                       -                      (412)
  Depreciation and amortization . . . . . . . . . . . . . . . . .                      1,577                  1,584
  Equity in (income) of partnerships  . . . . . . . . . . . . . .                       (180)                  (190)
  Changes in other assets and liabilities, net of effects of noncash investing and financing activities
       (Increase) in interest receivable  . . . . . . . . . . . .                       -                       (13)
       (Increase) in other assets   . . . . . . . . . . . . . . .                       (569)                  (488)
       (Decrease) in other liabilities  . . . . . . . . . . . . .                       (423)                  (479)
       Increase (decrease) in interest payable  . . . . . . . . .                         26                    (33)
                                                                                ------------         --------------

    Net cash provided by operating activities   . . . . . . . . .               $        403         $           44
                                                                                ============         ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES FOR THE THREE MONTHS ENDED MARCH 31, 1996:


Changes in assets and liabilities in connection with the foreclosure of real estate

  Real estate . . . . . . . . . . . . . . . . . . . . . . . . . .                                 $        5,568
  Notes and interest receivable . . . . . . . . . . . . . . . . .                                         (8,568)
  Allowance for estimated losses  . . . . . . . . . . . . . . . .                                          3,000
                                                                                                  --------------
    Net change  . . . . . . . . . . . . . . . . . . . . . . . . .                                 $            -
                                                                                                  ==============

Conversion of convertible subordinated debenture  . . . . . . . .                                 $        1,000
                                                                                                  ==============





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K"). Dollar amounts in tables are in thousands. Certain 1995 balances have been reclassified to conform to the 1996 presentation.

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three month periods ended March 31, 1996 and 1995. Share and per share data have been restated to give effect to the 10% share distribution paid to shareholders in September 1995.

NOTE 2.  NOTES  AND INTEREST RECEIVABLE

In October 1995, the Trust and the borrower of an $8.6 million first mortgage receivable, which matured in December 1995, negotiated a settlement of the outstanding balance whereby the borrower agreed to relinquish the collateral property, a 342,000 square foot shopping center in Jackson, Mississippi, through a deed in lieu of foreclosure. The Trust took possession of the property in January 1996. As the estimated fair value of the property exceeded the Trust's net carrying value of the mortgage loan, the Trust recognized no loss in excess of amounts previously provided.

In January 1996, the Trust agreed to a modification of the terms of a $1.6 million first mortgage note, secured by 4.5 acres of land and improvements, a 177,397 square foot shopping center, in Dallas, Texas. Pursuant to the modification, the borrower delivered to the Trust $100,000, which is to be held on behalf of the borrower, as additional collateral securing payment of the note, and the maturity date was extended from January 1996 to July 1996. The additional collateral is included in other liabilities in the accompanying March 31, 1996, balance sheet. The borrower is entitled to a further extension of three months upon providing additional cash collateral of $100,000. The modification resulted in no gain or loss to the Trust.

NOTE 3.  REAL ESTATE AND DEPRECIATION

In January 1996, the Trust reclassified Century Centre II Office Building from real estate held for investment to real estate held for sale. Accordingly, under Statement of Financial Accounting Standards ("SFAS") No. 121- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which the Trust adopted effective January 1, 1996, no depreciation was recorded during 1996 against this property or any other properties currently classified as held for sale.

In November 1995, the City of Indianapolis (the "City") initiated condemnation proceedings against the K-Mart Shopping Center, which the Trust acquired in December 1994 through a deed in lieu of foreclosure of collateral securing a mortgage note receivable. The shopping center was vacant upon acquisition by the Trust; however, it was leased to K-Mart under a net lease expiring in 1999. The lease was assigned by K-Mart to the City in

                          NATIONAL INCOME REALTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

September 1995. In February 1996, the City offered preliminary condemnation proceeds of $1.6 million which the Trust rejected in light of appraisals prepared for the City which exceed $2.0 million. In March 1996, the Trust ceased payments on the $1.7 million mortgage note payable secured by the shopping center. Management does not anticipate incurring a loss as a result of the condemnation.

NOTE 4.  INVESTMENTS IN PARTNERSHIPS

Investments in partnerships, accounted for under the equity method, consisted of the following at March 31, 1996:

                 Income Special Associates ("ISA")  . . . . . . .               $   3,226
                 801 Pennsylvania Avenue  . . . . . . . . . . . .                   2,850
                 Sacramento Nine ("SAC 9")  . . . . . . . . . . .                    (151)
                 English Village  . . . . . . . . . . . . . . . .                    (699)
                                                                                ---------
                                                                                $   5,226
                                                                                =========

The Trust and Continental Mortgage and Equity Trust are partners in ISA, a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), which owned seven unencumbered industrial warehouses at March 31, 1996.

During February and March 1996, Indcon sold 25 warehouses for $39.4 million, receiving net cash proceeds of $15.0 million after the payoff of the existing $23.5 million mortgage loan and closing costs. The Trust received $6.0 million for its proportionate share of the cash proceeds and recognized a gain on the sale of $97,000. In connection with the sale, the Trust also received cash of $127,000 representing an allowance for brokerage commissions, which the Trust retained and recorded as an addition to the gain on the sale.

In September 1995, one of Indcon's warehouses was destroyed in a fire. An insurance settlement totaling $2.2 million was reached by the partnership in March 1996 resulting in a $1.1 million gain. Indcon does not anticipate rebuilding the property.

The following information summarizes the results of operations of these partnerships for the three months ended March 31, 1996:

                 Rentals  . . . . . . . . . . . . . . . . . . . .             $     1,929
                 Property operations  . . . . . . . . . . . . . .                    (731)
                 Interest . . . . . . . . . . . . . . . . . . . .                    (752)
                 Depreciation . . . . . . . . . . . . . . . . . .                    (124)
                                                                              -----------
                 Income before gain on sale of real estate
                   and insurance settlement . . . . . . . . . . .                     322
                 Gain on sale of real estate  . . . . . . . . . .                     242
                 Gain on insurance settlement . . . . . . . . . .                   1,126
                                                                              -----------
                     Net income   . . . . . . . . . . . . . . . .             $     1,690
                                                                              ===========

                          NATIONAL INCOME REALTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  INVESTMENTS IN PARTNERSHIPS (Continued)

In April 1996, Indcon sold two of the remaining warehouses for $1.8 million in cash and distributed to the Trust $701,000, representing its share of the net proceeds.

NOTE 5.  NOTES, DEBENTURES, AND INTEREST PAYABLE

In December 1993, the Trust issued a $1.0 million convertible subordinated debenture to Mr. John A. Doyle, Chief Financial Officer of the Trust, in exchange for his participation interest in the profits of the Consolidated Capital Properties II ("CCP II") assets, which the Trust acquired in November
1992.   Mr. Doyle was granted this participation as consideration for his services in connection with the CCP II acquisition. In February 1996, Mr. Doyle converted the debenture into 93,076 shares of beneficial interest ("Shares") of the Trust.

In February 1996, the Trust paid in full the $1.1 million mortgage loan secured by a first lien on Plaza Hills Apartments, which was scheduled to mature in December 1996, with funds from the Trust's general working capital. In March 1996, the Trust extended the maturity date of the $2.0 million interim mortgage loan secured by a first lien on Forest Oaks Apartments to June 1996.

NOTE 6.  SHARE OPTIONS

In January 1996, pursuant to its Independent Trustee Share Option Plan, the Trust issued options to each Independent Trustee to purchase up to 1,000 Shares at an exercise price equal to the market price on the date of grant. The options expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or ten years from the date of grant ("Termination Date") and are exercisable at any time between the date of grant and the Termination Date.

Also in January 1996, pursuant to its Share Option and Incentive Plan (the "Incentive Plan"), the Trust issued options covering 55,700 Shares to Trust officers and key employees of the advisor. All options were issued with an exercise price equal to the market price on the grant date, are exercisable beginning one year after the date of grant, and expire in five years on December 31, 2000. All options awarded pursuant to the Incentive Plan are determined by the Option Committee, which is comprised of two Trustees, including Messrs. William S. Friedman and Carl B. Weisbrod (Chairman of the Board), and Mr. Doyle.

NOTE 7.  INCOME TAXES

No provision has been made for federal income taxes because the Trust's management believes the Trust has qualified as a Real Estate Investment Trust, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and expects that it will continue to do so.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.

                          NATIONAL INCOME REALTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9.  SUBSEQUENT EVENTS

In April 1996, the Trust completed the refinancing of the mortgage debt secured by Creekwood North Apartments. The $3.1 million new first mortgage loan bears interest at 8.05% per annum, is payable in monthly installments of principal and interest of $22,486, and matures in May 2006. The Trust paid a mortgage brokerage commission of $30,500 to Tarragon Realty Advisors, Inc. ("Tarragon"), and received net refinancing proceeds of $645,000 after the $2.1 million payoff of the prior mortgage loan, which included $427,000 to the Trust in satisfaction of its participation in the prior mortgage loan. The remainder of the financing proceeds was used to fund escrows and pay the associated closing costs.

Also in April 1996, the Trust purchased Woodbrier Apartments, a 128-unit complex located in Oklahoma City, Oklahoma, at a total cost of $2.5 million, the cash portion of which totaled $1.3 million. The remainder of the purchase price was financed through the assumption of a $1.2 million first mortgage loan that bears interest at 7.925% per annum, is payable in monthly installments of principal and interest of $10,951, and matures in November 2003. In connection with the acquisition, the Trust paid Tarragon a real estate brokerage commission of $24,900.




                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

National Income Realty Trust (the "Trust") invests in real estate through acquisitions, leases, and partnerships and, to a lesser extent, in mortgages secured by real estate. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At March 31, 1996, the Trust's real estate portfolio included 58 properties, 10 of which were held for sale, located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 36 apartment complexes, 14 shopping centers, 4 office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except for 16 properties, is pledged to secure first mortgage notes payable. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $2.9 million at March 31, 1996, compared with $1.7 million at December 31, 1995. The Trust's principal sources of cash have been property operations, collections of mortgage notes receivable, and external sources, such as property sales and refinancings, as more fully discussed in the paragraphs below. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular distributions.

 Operating Activities

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) increased from $4.0 million for the three months ended March 31, 1995, to $4.5 million for the corresponding period in 1996, primarily due to the operations of the properties acquired by the Trust during 1995 and 1996.

 Investing Activities

The Trust made real estate improvements totaling $2.4 million to its properties during the first quarter of 1996, including $1.3 million on the construction of The Regent Apartments and The Vistas at Lake Worth, properties in redevelopment which should be completed in the second quarter of 1996 and the fourth quarter of 1997, respectively. Projected construction costs for these properties aggregate $4.7 million for the remainder of 1996 and $3.0 million for 1997.
The Trust anticipates expenditures for capital improvement on its other properties during the remainder of 1996 to total approximately $4.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

 Investing Activities (Continued)

The Trust and Continental Mortgage and Equity Trust ("CMET") are partners in Income Special Associates ("ISA"), a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), which owned seven unencumbered industrial warehouses at March 31, 1996. During the first quarter of 1996, Indcon sold 25 warehouses for $39.4 million, receiving net cash proceeds of $15.0 million, after the payoff of the existing $23.5 million existing mortgage loan and related sales closing costs. Indcon distributed $6.1 million to the Trust as its proportionate share of the sales proceeds plus an allowance for brokerage commissions.

 Financing Activities

During the first quarter of 1996, the Trust extended or paid off mortgage loans, scheduled to mature in 1996, totaling $3.1 million and made other principal payments totaling $706,000. It is the Trust's intention to either pay its mortgage loans when due or seek to extend the due dates while attempting to obtain long term refinancing. However, while management is confident of its ability to acquire refinancing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

During the three months ended March 31, 1996, the Trust repurchased 9,500 of its shares of beneficial interest at a total cost of $110,000. In May 1994, the Trust's Board of Trustees (the "Board") authorized the Trust to repurchase up to 300,000 shares of beneficial interest, of which 192,202 have been purchased to date.

Cash distributions to shareholders totaling $704,000, or $0.20 per share, have been declared by the Board, and $679,000 of this amount has been distributed during 1996. The first quarter distribution represents the Trust's eleventh cash distribution since the resumption of regular quarterly distributions in September 1993.

Results of Operations


The Trust reported an increase in net income from $75,000 for the three months ended March 31, 1995, to $647,000 for the three months ended March 31, 1996, as more fully discussed in the following paragraphs.


Net rental income (rental revenue less property operating expenses) increased from $4.5 million for the three months ended March 31, 1995, to $4.8 million for the three months ended March 31, 1996.

  Multifamily Properties

The Trust's multifamily portfolio, which accounted for 64% of the Trust's real estate and included 6,294 operating units at March 31, 1996, reported an increase in net rental income of $335,000, or 11%, for the three months ended
March 31, 1996, as compared to the corresponding period in 1995.   Of this
increase, $238,000 is related to properties acquired in 1995. For multifamily properties held in both years, net rental

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

Results of Operations (Continued)

  Multifamily Properties (Continued)

income increased $97,000 due to increased rental revenue from higher rental rates, which was partially offset by increased operating expenses and a greater number of discounts and concessions granted due to the Trust's continued efforts to improve physical occupancy rates. Overall, both physical and economic occupancy levels have increased slightly for multifamily properties held in both years.

  Commercial Properties


The Trust's commercial portfolio included 1.9 million square feet at March 31, 1996. The Jackson Square Shopping Center, acquired through a deed in lieu of foreclosure in January 1996, contributed an additional $66,000 to net rental income, while the sale of the K-Mart Shopping Center in Kansas City, Missouri, in July 1995 caused a $61,000 decrease in net rental income. Commercial properties held in both years reported an overall increase in net rental income of $31,000 principally due to lower economic vacancies and rental losses which were partially offset by increased operating expenses related to continued efforts to increase physical occupancy levels, which were slightly higher than those reported in 1995.


Interest revenue decreased from $300,000 for the three months ended March 31, 1995, to $142,000 for the corresponding period in 1996. Of this decrease, $97,000 resulted from the payoff of the Greentree mortgage note receivable in September 1995, and $79,000 related to the Jackson Square mortgage loan which was satisfied when the borrower relinquished the collateral property to the Trust in January 1996.

Interest expense increased from $3.1 million for the three months ended March 31, 1995, to $3.2 million for the three months ended March 31, 1996. Of this increase, $118,000 resulted from interest expense associated with mortgage loans obtained or assumed in connection with 1995 property acquisitions. In addition, long term and interim first mortgage financing obtained on existing properties during 1995 increased mortgage loans by $5.3 million and the related interest expense by $200,000. These increases were partially offset by decreases totaling $153,000 due to the sale of the K-Mart Shopping Center in Kansas City, Missouri, in July 1995; ceasing payments on the mortgage loan secured by the K-Mart Shopping Center in Indianapolis, Indiana, in March 1996 pursuant to the condemnation action; and interest capitalized to the carrying values of unencumbered development properties during 1996.

Depreciation expense decreased from $1.4 million for the first quarter of 1995 to $1.3 million for the corresponding period in 1996. Effective January 1, 1996, the Trust's adopted Statement of Financial Accounting Standards No. 121, which required the Trust to cease depreciation of its assets held for sale, resulting in a $230,000 decrease. This decrease was partially offset by a $43,000 increase related to the depreciation of properties acquired in 1995 and a $41,000 increase primarily related to the additional depreciation of capital improvements made during 1995 and 1996 to the Trust's existing properties held for investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

Results of Operations (Continued)

Advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon"), decreased from $296,000 for the three months ended March 31, 1995, to $247,000 for the three months ended March 31, 1996. The initial Tarragon advisory agreement called for a $100,000 base fee, which was eliminated in April 1995, and a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board.

During the first quarter of 1996, the Trust reported a $224,000 gain on the sale of real estate related to the sale of the Indcon warehouses and a $451,000 gain due to Indcon's insurance settlement received as a result of the warehouse fire in September 1995. During the first quarter of 1995, the Trust reported a gain of $412,000 on the sale of shares of beneficial interest of CMET.

Allowance for Estimated Losses and Provisions for Losses

The Trust's management, on a quarterly basis, reviews the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed its cost or its estimated fair value. In those instances in which estimates of fair value of the collateral securing the Trust's mortgage loans or properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation of the carrying values of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the property manager, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Aspects

As more fully discussed in the Trust's 1995 Form 10-K, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed.

                   ----------------------------------------

                         PART II.  OTHER INFORMATION

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


                          NATIONAL INCOME REALTY TRUST


Date:  May 17, 1996                          By:/s/ William S. Friedman
     ---------------------------------          --------------------------------
                                                William S. Friedman
                                                President, Chief Executive
                                                Officer, and Trustee





Date:   May 17, 1996                         By:/s/ John A. Doyle
      ---------------------------------         --------------------------------
                                                John A. Doyle
                                                Chief Financial Officer





Date:   May 17, 1996                         By:/s/ Katie Jackson
     ----------------------------------         --------------------------------
                                                Katie Jackson
                                                Senior Vice President and
                                                Chief Accounting Officer

                          NATIONAL INCOME REALTY TRUST
                               INDEX TO EXHIBITS



EXHIBIT 27.0                  Financial Data Schedule                   Page  19