Form 10-Q
period 1996-06-30
NATIONAL INCOME REALTY TRUST
filed 1996-08-14
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from .............. to ...............

                         Commission File Number 0-9211

                          NATIONAL INCOME REALTY TRUST
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                                    94-2537061
- ---------------------------------------------                     ---------------------------
(State or other jurisdiction of incorporation                           (I.R.S. Employer
           or organization)                                            Identification No.)


        280 Park Avenue, East Building, 20th Floor, New York, NY  10017
        ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212) 949-5000
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


Shares of Beneficial Interest, No par value               3,436,400
- -------------------------------------------      -------------------------------
                 (Class)                         (Outstanding at August 5, 1996)

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

                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     June 30,           December 31,
                                                                               -------------------   ------------------
                                                                                       1996                1995
                                                                               -------------------   ------------------
                                                                                   (unaudited)           (audited)
                          Assets
                          ------

Real estate
 Held for investment (net of accumulated depreciation
    of $39,124 in 1996 and $44,750 in 1995)   . . . . . . . . . .                 $        176,891     $        189,086
 Held for sale (net of accumulated depreciation
    of $8,666 in 1996 and $397 in 1995)   . . . . . . . . . . . .                           35,447                6,589
                                                                                  ----------------     ----------------
                                                                                           212,338              195,675

Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . . . .                            2,700               11,685
 Nonperforming, nonaccruing . . . . . . . . . . . . . . . . . . .                              977                  977
                                                                                  ----------------     ----------------
                                                                                             3,677               12,662
Less - allowance for estimated losses . . . . . . . . . . . . . .                           (3,274)              (6,274)
                                                                                  ----------------     ----------------
                                                                                               403                6,388

Investments in partnerships . . . . . . . . . . . . . . . . . . .                            4,245               10,780
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                            1,315                1,674
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .                            5,760                2,329
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                            5,308                5,192
                                                                                  ----------------     ----------------
                                                                                  $        229,369     $        222,038
                                                                                  ================     ================





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                    CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)


                                                                                     June 30,           December 31,
                                                                               -------------------  -------------------
                                                                                       1996                1995
                                                                               -------------------  -------------------
                                                                                   (unaudited)           (audited)
       Liabilities and Shareholders' Equity
       ------------------------------------
Liabilities

Notes, debentures, and interest payable . . . . . . . . . . . . .                 $        151,578     $        144,497
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                            7,727                7,914
                                                                                  ----------------     ----------------
                                                                                           159,305              152,411
Commitments and contingencies . . . . . . . . . . . . . . . . . .

Shareholders' equity

Shares of beneficial interest, no par value; authorized
 shares, unlimited; 3,448,286 shares outstanding in 1996
 and 3,390,727 shares outstanding in 1995 (after
 deducting 487,912 shares in 1996 and 450,857 shares
 in 1995 held in treasury)  . . . . . . . . . . . . . . . . . . .                           10,354               10,181
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .                          277,071              276,716
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . . . .                         (217,361)            (217,270)
                                                                                  ----------------     ----------------
                                                                                            70,064               69,627
                                                                                  ----------------     ----------------
                                                                                  $        229,369     $        222,038
                                                                                  ================     ================





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                        For the Three Months                      For the Six Months
                                                           Ended June 30,                           Ended June 30,
                                                 ------------------------------------       --------------------------------
                                                     1996                  1995                 1996              1995
                                                 ---------------     ----------------       --------------    --------------
Revenue
  Rentals   . . . . . . . . . . . . . . . .      $        12,015       $       10,744       $       23,713    $       21,232
  Interest    . . . . . . . . . . . . . . .                  218                  316                  360               616
  Equity in income of partnerships  . . . .                1,000                  157                1,180               347
                                                 ---------------       --------------       --------------    --------------
                                                          13,233               11,217               25,253            22,195
Expenses
  Property operations   . . . . . . . . . .                6,954                6,241               13,813            12,252
  Interest  . . . . . . . . . . . . . . . .                3,139                3,159                6,322             6,251
  Depreciation  . . . . . . . . . . . . . .                1,345                1,553                2,643             2,995
  Advisory fees to affiliate  . . . . . . .                  289                  228                  536               524
  General and administrative  . . . . . . .                  605                  448                1,066               920
  Provision for losses  . . . . . . . . . .                  -                   (425)                 -                (425)
                                                 ---------------       --------------       --------------    --------------
                                                          12,332               11,204               24,380            22,517
                                                 ---------------       --------------       --------------    --------------
Income (loss) before gain on sale of
  investments, gain (loss) on sale of real
  estate, and gain on insurance settlement                   901                   13                  873              (322)
Gain on sale of investments . . . . . . . .                 -                     -                    -                 412
Gain (loss) on sale of real estate  . . . .                 (213)                 110                   11               110
Gain on insurance settlement  . . . . . . .                 -                     -                    451               -
                                                 ---------------       --------------       --------------    --------------
Net income  . . . . . . . . . . . . . . . .      $           688       $          123       $        1,335    $          200
                                                 ===============       ==============       ==============    ==============


Earnings per share

Net income  . . . . . . . . . . . . . . . .      $           .20       $          .04       $          .39    $          .06
                                                 ===============       ==============       ==============    ==============

Weighted average shares of
  beneficial interest used in
  computing earnings per share  . . . . . .            3,463,011            3,457,809            3,440,058         3,473,572
                                                 ===============       ==============       ==============    ==============





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)



                                                                                      Accumulated
                                               Shares of                             Distributions
                                          Beneficial Interest                         in Excess of
                                      ---------------------------       Paid-in       Accumulated     Shareholders'
                                        Shares          Amount          Capital         Earnings         Equity
                                      ---------       ----------       ----------    -------------    -------------
Balance, January 1, 1996
  (audited)   . . . . . . . . . .     3,390,727       $   10,181       $  276,716     $   (217,270)   $      69,627

Conversion of convertible
  subordinated debenture  . . . .        93,076              279              721             -               1,000

Repurchase of shares
  of beneficial interest  . . . .       (37,000)            (111)            (383)            -                (494)

Cash distributions
  ($0.40 per share)   . . . . . .           -                -                -             (1,404)          (1,404)

Share distributions . . . . . . .         1,483                5               17              (22)             -

Net income  . . . . . . . . . . .           -                -                -              1,335            1,335
                                      ---------       ----------       ----------     ------------    -------------

Balance, June 30, 1996
  (unaudited)   . . . . . . . . .     3,448,286       $   10,354       $  277,071     $   (217,361)   $      70,064
                                      =========       ==========       ==========     ============    =============



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                          For the Six Months
                                                                                            Ended June 30,
                                                                                   --------------------------------
                                                                                       1996                 1995
                                                                                   -----------         ------------
 Cash Flows from Operating Activities
  Rentals collected . . . . . . . . . . . . . . . . . . . . . . .                  $    24,149         $     21,126
  Interest collected  . . . . . . . . . . . . . . . . . . . . . .                          307                  584
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .                       (6,258)              (6,131)
  Payments for property operations  . . . . . . . . . . . . . . .                      (14,614)             (11,496)
  General and administrative expenses paid  . . . . . . . . . . .                       (1,124)                (891)
  Advisory fees paid to affiliate . . . . . . . . . . . . . . . .                         (627)                (622)
  Deferred borrowing costs paid . . . . . . . . . . . . . . . . .                       (1,550)                (500)
                                                                                   -----------         ------------
    Net cash provided by operating activities   . . . . . . . . .                          283                2,070

Cash Flows from Investing Activities
  Acquisition of real estate  . . . . . . . . . . . . . . . . . .                       (3,099)              (2,332)
  Real estate improvements  . . . . . . . . . . . . . . . . . . .                       (4,108)              (3,084)
  Proceeds from sale of real estate . . . . . . . . . . . . . . .                          -                    329
  Note receivable collections . . . . . . . . . . . . . . . . . .                          461                   10
  Cash collateral received  . . . . . . . . . . . . . . . . . . .                          101                  -
  Acquisition of economic interest in office building . . . . . .                          -                   (462)
  Distribution from a partnership's investing activities  . . . .                        6,810                  -
  Distribution of a partnership's insurance
    settlement proceeds   . . . . . . . . . . . . . . . . . . . .                          759                  -
  Net distributions from partnerships . . . . . . . . . . . . . .                          608                  559
  Proceeds from sale of investments . . . . . . . . . . . . . . .                          -                    593
                                                                                   -----------         ------------
    Net cash provided by (used in) investing activities   . . . .                        1,532               (4,387)

Cash Flows from Financing Activities
  Borrowings from financial institutions  . . . . . . . . . . . .                       24,688                8,800
  Payments of mortgage notes payable  . . . . . . . . . . . . . .                      (22,640)              (6,251)
  Margin account (deposits) borrowings, net . . . . . . . . . . .                       (1,202)                 188
  Repayment of advances from affiliates, net  . . . . . . . . . .                         (514)                -
  Replacement escrow deposits, net  . . . . . . . . . . . . . . .                         (657)                (325)
  Repurchase of shares of beneficial interest . . . . . . . . . .                         (494)              (1,031)
  Distributions to shareholders . . . . . . . . . . . . . . . . .                       (1,355)                (614)
                                                                                   -----------         ------------
    Net cash (used in) provided by financing activities   . . . .                       (2,174)                 767
                                                                                   -----------         ------------

Net (decrease) in cash and cash equivalents . . . . . . . . . . .                         (359)              (1,550)
Cash and cash equivalents, beginning of period  . . . . . . . . .                        1,674                3,484
                                                                                   -----------         ------------
Cash and cash equivalents, end of period  . . . . . . . . . . . .                  $     1,315         $      1,934
                                                                                   ===========         ============


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)



                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                               ------------------------------------
                                                                                    1996                 1995
                                                                               --------------       ---------------
Reconciliation of net income to net cash
  provided by operating activities
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . .              $        1,335       $           200
    Gain on insurance settlement  . . . . . . . . . . . . . . . .                        (451)                    -
    Gain on sale of real estate   . . . . . . . . . . . . . . . .                         (11)                 (110)
    Gain on sale of investments   . . . . . . . . . . . . . . . .                           -                  (412)
    Provision for losses  . . . . . . . . . . . . . . . . . . . .                           -                  (425)
    Depreciation and amortization   . . . . . . . . . . . . . . .                       3,192                 3,286
    Equity in income of partnerships  . . . . . . . . . . . . . .                      (1,180)                 (347)
    Changes in other assets and liabilities, net of effects
      of noncash investing and financing activities   . . . . . .
       (Increase) in interest receivable  . . . . . . . . . . . .                         (46)                  (32)
       (Increase) in other assets   . . . . . . . . . . . . . . .                      (2,242)                 (944)
       (Decrease) increase in other liabilities   . . . . . . . .                          (1)                  899
       (Decrease) in interest payable   . . . . . . . . . . . . .                        (313)                  (45)
                                                                               --------------       ---------------
Net cash provided by operating activities . . . . . . . . . . . .              $          283       $         2,070
                                                                               ==============       ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  acquisition or foreclosure of real estate
    Real estate   . . . . . . . . . . . . . . . . . . . . . . . .              $       14,954       $         7,973
    Notes and interest receivable   . . . . . . . . . . . . . . .                      (8,568)                    -
    Allowance for estimated losses  . . . . . . . . . . . . . . .                       3,000                     -
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                         (56)                  214
    Notes and interest payable  . . . . . . . . . . . . . . . . .                      (6,157)               (5,743)
    Other liabilities   . . . . . . . . . . . . . . . . . . . . .                         (74)                 (112)
                                                                               --------------       ---------------
       Cash paid  . . . . . . . . . . . . . . . . . . . . . . . .              $        3,099       $         2,332
                                                                               ==============       ===============

Conversion of convertible subordinated debenture  . . . . . . . .              $        1,000       $             -

Note payable related to acquisition of economic interest
  in office building  . . . . . . . . . . . . . . . . . . . . . .              $            -       $         2,500

Note payable released in connection with litigation
  settlement  . . . . . . . . . . . . . . . . . . . . . . . . . .              $            -       $         1,020



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. Dollar amounts in tables are in thousands. Certain 1995 balances have been reclassified to conform to the 1996 presentation.

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three and six month periods ended June 30, 1996 and 1995. Share and per share data have been restated to give effect to the 10% share distribution paid to shareholders in September 1995.

NOTE 2.  REAL ESTATE

Pursuant to the Trust's adoption of Statement of Financial Accounting Standards No. 121- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996, the Trust ceased depreciation of its properties held for sale, including Century Centre II Office Building, a property with a $23.1 million carrying value at the time the Trust reclassified it from real estate held for investment to real estate held for sale in January 1996.

In November 1995, the City of Indianapolis (the "City") initiated condemnation proceedings against the Trust's K-Mart Shopping Center, acquired in December 1994 through a deed in lieu of foreclosure. The shopping center was vacant at the time the Trust acquired it, although it was leased to K-Mart under a net lease expiring in 1999. The lease was assigned by K-Mart to the City in September 1995. In February 1996, the City offered preliminary condemnation proceeds of $1.6 million which the Trust rejected in light of appraisals prepared for the City which exceed $2.0 million. In March 1996, the Trust ceased payments on the $1.7 million mortgage note payable secured by the shopping center. Management does not anticipate incurring a loss as a result of the condemnation.

In April 1996, the Trust purchased Woodbrier Apartments, a 128-unit complex located in Oklahoma City, Oklahoma, at a total cost of $2.5 million, the cash portion of which totaled $1.3 million. The remainder of the purchase price was financed through the assumption of a $1.2 million first mortgage loan that bears interest at 7.925% per annum, is payable in monthly installments of principal and interest of $10,951, and matures in November 2003. In connection with the acquisition, the Trust paid Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor, an acquisition fee of $24,900.

In June 1996, the Trust consummated the acquisition of Heron Cove Apartments, a 352-unit community located in Jacksonville, Florida. A portion of the $6.8 million purchase price was financed via the assumption of a $5.1 million mortgage loan secured by a first lien on the property. Simultaneously with the closing, the Trust paid $329,000 of the balance of the mortgage loan, reducing the outstanding balance to $4.8 million. The mortgage loan bears interest at a variable rate, initially 8.225% per annum, is payable in monthly installments of principal

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  REAL ESTATE (Continued)

and interest, initially $37,506, and matures in December 1999. The remainder of the purchase price, along with closing costs and prorations, was paid in cash from the Trust's general working capital. The Trust paid Tarragon an acquisition fee of $66,005 for services provided in connection with the transaction. Also in connection with this transaction, the seller paid Mr. Bruce A. Schnitz, Chief Operating Officer of the Trust, a commission of $82,563 pursuant to a brokerage agreement entered into prior to his having any affiliation with Tarragon or the Trust.

NOTE 3.  NOTES AND INTEREST RECEIVABLE

In October 1995, the Trust and the borrower on an $8.6 million first mortgage receivable, which matured in December 1995, negotiated a settlement of the outstanding balance whereby the borrower agreed to relinquish the collateral property, a 342,000 square foot shopping center in Jackson, Mississippi, through a deed in lieu of foreclosure. The Trust took possession of the property in January 1996. As the estimated fair value of the property exceeded the Trust's net carrying value of the mortgage loan, the Trust recognized no loss in excess of amounts previously provided.

NOTE 4.  INVESTMENTS IN PARTNERSHIPS

Investments in partnerships, accounted for under the equity method, consisted of the following at June 30, 1996:

                 Income Special Associates ("ISA")  . . . . . . . $    1,457
                 801 Pennsylvania Avenue  . . . . . . . . . . . .      2,788
                 Sacramento Nine  . . . . . . . . . . . . . . . .        -
                 English Village  . . . . . . . . . . . . . . . .        -
                                                                  ----------
                                                                  $    4,245
                                                                  ==========

The Trust and Continental Mortgage and Equity Trust are partners in ISA, a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns an effective 100% interest in Indcon, L.P. ("Indcon"), which owned five unencumbered industrial warehouses at June 30, 1996. During the first six months of 1996, Indcon sold 27 warehouses for $41.2 million, receiving net cash proceeds of $16.8 million after the payoff of the existing $23.5 million mortgage loan and closing costs. The Trust received $6.7 million for its proportionate share of the sale proceeds and an additional $130,000 representing an allowance for brokerage commissions which the Trust retained and which offset the Trust's share of Indcon's loss on the sale, resulting in a net gain on the sale of $11,000.

In September 1995, one of Indcon's warehouses was destroyed in a fire. An insurance settlement totaling $2.2 million was reached by the partnership in March 1996 resulting in a $1.1 million gain, of which the Trust's proportionate share was $451,000. Indcon does not anticipate rebuilding the property.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  INVESTMENTS IN PARTNERSHIPS (Continued)

The following information summarizes the results of operations of these partnerships for the six months ended June 30, 1996:

                 Rentals  . . . . . . . . . . . . . . . . . . . . $     3,049
                 Property operations  . . . . . . . . . . . . . .      (1,204)
                 Interest . . . . . . . . . . . . . . . . . . . .        (986)
                 Depreciation . . . . . . . . . . . . . . . . . .        (248)
                                                                  -----------
                 Income before loss on sale of real estate
                   and gain on insurance settlement . . . . . . .         611
                 Loss on sale of real estate  . . . . . . . . . .        (290)
                 Gain on insurance settlement . . . . . . . . . .       1,126
                                                                  -----------
                     Net income   . . . . . . . . . . . . . . . . $     1,447
                                                                  ===========

NOTE 5.  NOTES, DEBENTURES, AND INTEREST PAYABLE

In April 1996, the Trust completed the refinancing of the mortgage debt secured by Creekwood North Apartments, located in Altamonte Springs, Florida. The $3.1 million new first mortgage loan bears interest at 8.05% per annum, is payable in monthly installments of principal and interest of $22,486, and matures in May 2006. The Trust received cash proceeds from the refinancing of $645,000 after the payoff of the $2.1 million prior first mortgage loan, which included $427,000 to the Trust for its participation in the prior loan. The remainder of the refinancing proceeds was used to fund closing costs and escrows for property taxes and insurance and repairs. In connection with this transaction, the Trust paid Tarragon a refinancing fee of $30,500.

In May 1996, the Trust obtained first mortgage financing secured by Forest Oaks Apartments, located in Lexington, Kentucky, in the amount of $3.1 million. The loan bears interest at 8.16% per annum, calls for monthly principal and interest payments calculated on a 25-year amortization, and matures in June 2006. The Trust received net cash proceeds of $514,000 after the payoff of the $2.0 million interim mortgage loan obtained in 1995 and paying closing costs and funding required escrows for property taxes and insurance, repairs, and replacements. The Trust paid Tarragon a refinancing fee of $30,750 for services provided in connection with this financing.

Pursuant to a Master Repurchase Agreement (the "Agreement") with Bear, Stearns & Co. Inc. ("Bear Stearns") entered into in April 1996, on June 28, 1996, the Trust purchased at a 1/2% discount the $3.1 million Federal National Mortgage Association mortgage backed security ("FNMA Certificate") issued by the lender in connection with the financing of Forest Oaks Apartments described above. Simultaneously, Bear Stearns purchased the FNMA Certificate from the Trust for $2.8 million, and the Trust agreed to repurchase the FNMA Certificate from Bear Stearns on July 29, 1996, at the same price plus interest at the London Interbank Offered Rate ("LIBOR") plus 1/2% per annum. Under the terms of the Agreement, the Trust and Bear Stearns may agree to extend the repurchase date monthly.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

In June 1996, the Trust refinanced the mortgage debt secured by Heather Hills Apartments, located in Temple Hills, Maryland. The new $16.8 million first mortgage loan bears interest at 7.875% per annum, is payable in monthly installments of principal and interest of $118,055, and matures in January 2031. At the closing of the transaction, the Trust paid $499,000, which, along with the new loan proceeds, funded the payoff of the $15.9 million prior mortgage loan, closing costs, and escrows for repairs, replacements, and mortgage insurance.

Pursuant to the Agreement with Bear Stearns, in July 1996, the Trust purchased at a 2.7% discount the $16.8 million Government National Mortgage Association mortgage backed security ("GNMA Certificate") issued by the lender in connection with the financing of Heather Hills Apartments described above. Simultaneously, Bear Stearns purchased the GNMA Certificate from the Trust for $15.0 million, and the Trust agreed to repurchase the GNMA Certificate from Bear Stearns one month later at the same price plus interest at LIBOR plus 1/2% per annum. In June 1996, the Trust established a $1.5 million interest-bearing account with Bear Stearns to collateralize this repurchase transaction.

Also in June 1996, the Trust closed a $1.8 million mortgage loan secured by a first lien on Plaza Hills Apartments, located in Kansas City, Missouri, and received net cash proceeds of $1.7 million. The mortgage loan bears interest at 8.35% per annum, is payable in monthly installments of principal and interest of $14,098, and matures in July 2006. The remainder of the loan proceeds was used to establish escrows for property taxes and insurance, repairs, and replacements and to pay the associated closing costs. The $1.1 million prior loan secured by this property was paid in full in February 1996 with funds from the Trust's general working capital.

In December 1993, the Trust issued a $1.0 million convertible subordinated debenture to Mr. John A. Doyle, Chief Financial Officer of the Trust until June 1996, in exchange for his participation interest in the profits of the Consolidated Capital Properties II ("CCP II") assets, which the Trust acquired in November 1992. Mr. Doyle was granted this participation as consideration for his services in connection with the CCP II acquisition. In February 1996, Mr. Doyle converted the debenture into 93,076 shares of beneficial interest ("Shares") of the Trust.

NOTE 6.  MANAGEMENT FEES TO AFFILIATE

Beginning April 1, 1996, Tarragon Management, Inc. ("TMI"), a wholly-owned subsidiary of Tarragon, assumed the property-level management of certain of the Trust's multifamily properties. The Trust pays TMI a property management fee equal to 4.5% of gross monthly rentals collected for the properties it manages.

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

Also in January 1996, pursuant to its Share Option and Incentive Plan (the "Incentive Plan"), the Trust issued options covering 55,700 Shares to Trust officers and key employees of Tarragon. All options were issued with an exercise price equal to the market price on the grant date, are exercisable beginning one year after the date of grant, and expire in five years on December 31, 2000. All options awarded pursuant to the Incentive Plan are determined by the Option Committee, which is presently comprised of two Trustees, Messrs. William S. Friedman and Carl B. Weisbrod (Chairman of the Board).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

National Income Realty Trust (the "Trust") invests in real estate through acquisitions, leases, and partnerships and, to a lesser extent, in mortgages secured by real estate. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At June 30, 1996, the Trust's real estate portfolio included 60 properties, 10 of which were held for sale, located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 38 apartment complexes, 14 shopping centers, 4 office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except for 15 properties, is pledged to secure first mortgage notes payable. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline.

The Trust's objective is to maximize the long term value of its real estate portfolio with an emphasis on increasing operating income and future cash distributions to shareholders. Management focuses on both the appreciation of the existing real estate portfolio through intensive management and capital improvements and enlarging the portfolio with highly selective and opportunistic acquisitions concentrated on older, undermanaged, and underperforming multifamily projects in geographic locations where the Trust presently owns properties. In addition to raising capital through operating income, the Trust intends to generate capital through mortgage refinancings and selective disposition of certain assets.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $1.3 million at June 30, 1996, compared with $1.7 million at December 31, 1995. The Trust's principal sources of cash have been property operations, collections of mortgage notes receivable, and external sources, such as property sales and refinancings, as more fully discussed in the paragraphs below. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular distributions.

The Trust purchased two properties during the six months ended June 30, 1996, for an aggregate purchase price of $9.4 million, a portion of which was financed through the assumption of first mortgage loans totaling $6.0 million. The Trust paid cash totaling $3.1 million at closing of these purchases.

The Trust paid for real estate improvements totaling $4.1 million to its properties during the first half of 1996, including $2.1 million on the construction of The Regent Apartments and The Vistas at Lake Worth, properties in redevelopment which should be completed in the third quarter of 1996 and the fourth quarter of 1997, respectively. Projected construction costs for these properties aggregate $3.9 million for the remainder of 1996 and $3.0 million for 1997. The Trust anticipates expenditures for capital improvement on its other properties during the remainder of 1996 to total approximately $3.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

The Trust and Continental Mortgage and Equity Trust ("CMET") are partners in Income Special Associates ("ISA"), a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns an effective 100% interest in Indcon, L.P. ("Indcon"), which owned five unencumbered industrial warehouses at June 30, 1996. During the first half of 1996, Indcon sold 27 warehouses for $41.2 million, receiving net cash proceeds of $16.8 million, after the payoff of the existing $23.5 million existing mortgage loan and related closing costs. Indcon distributed $6.8 million to the Trust as its proportionate share of the sales proceeds plus an allowance for brokerage commissions.

During the first half of 1996, the Trust made principal payments totaling $22.6 million, which included $5.2 million related to payoffs of mortgage loans scheduled to mature in 1996. It is the Trust's intention to either pay its mortgage loans when due or seek to extend the due dates while attempting to obtain long term refinancing. However, while management is confident of its ability to acquire refinancing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

During the six months ended June 30, 1996, the Trust repurchased 37,000 of its shares of beneficial interest at a total cost of $494,000. In May 1994, the Trust's Board of Trustees (the "Board") authorized the Trust to repurchase up to 300,000 shares of beneficial interest, of which 219,702 have been purchased to date.

Cash distributions to shareholders totaling $1.4 million, or $0.40 per share, have been declared by the Board and paid by the Trust during the six month period ended June 30, 1996. The second quarter distribution represents the Trust's twelfth cash distribution since the resumption of regular quarterly distributions in September 1993.

Results of Operations

The Trust reported net income of $688,000 and $1.3 million, respectively, for the three and six month periods ended June 30, 1996, as compared to net income of $123,000 and $200,000, respectively, for the three and six month periods ended June 30, 1995, as more fully discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $4.5 million and $9.0 million for the three and six month periods ended June 30, 1995, to $5.1 million and $9.9 million for the corresponding periods in 1996.

Multifamily Properties

The Trust's multifamily portfolio, which represented 66% of the Trust's real estate and included 6,774 operating units at June 30, 1996, reported increases in net rental income of $547,000, or 17%, and $868,000, or 14%, respectively, for the three and six month periods ended June 30, 1996, as compared to the
corresponding periods in 1995.   Of these increases, $198,000 and $442,000 are
related to properties acquired in 1995 and 1996. Multifamily properties held in both years reported increases of $349,000 and $426,000 due to increased rental revenue from higher rental rates, which was partially offset by increased operating expenses related to the Trust's continued efforts to improve its properties. Overall, both physical and economic occupancy levels have increased slightly for multifamily properties held in both years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Commercial Properties

The Trust's commercial portfolio included 1.9 million square feet at June 30, 1996. Increases in net rental income of $94,000 and $160,000, respectively, resulted from the addition of Jackson Square Shopping Center, acquired through a deed in lieu of foreclosure in January 1996. Decreases of $58,000 and $119,000, respectively, resulted from the sale of K-Mart Shopping Center in Kansas City, Missouri, in July 1995. Commercial properties held in both years reported overall increases in net rental income of $80,000 and $111,000, respectively, principally due to lower economic vacancies which were partially offset by increased operating expenses related to continued efforts to increase physical occupancy levels, which were slightly higher than those reported in 1995.

Interest revenue decreased from $316,000 and $616,000 for the three and six month periods ended June 30, 1995, to $218,000 and $360,000 for the corresponding periods in 1996. Of these decreases, $172,000 and $348,000 resulted from the payoff of the Greentree mortgage note receivable in September 1995 and the acquisition of Jackson Square Shopping Center through deed in lieu of foreclosure in January 1996.

Equity in income of partnerships increased from $157,000 and $347,000, respectively, for the three and six month periods ended June 30, 1995, to $1.0 million and $1.2 million, respectively, for the corresponding periods in 1996. These increases were primarily due to distributions received from Sacramento Nine, a tenancy-in-common in which the Trust holds a 70% undivided interest in earnings, losses, and distributions, and English Village, a partnership in which the Trust holds 1% general partner and 49% limited partner interests, in excess of the Trust's investments in the partnerships.

Interest expense was $3.1 million and $6.3 million for the three and six month periods ended June 30, 1996, as compared to $3.2 million and $6.3 million for the three and six month periods ended June 30, 1995. Increases of $105,000 and $223,000 resulted from interest expense associated with mortgage loans obtained or assumed in connection with 1995 and 1996 property acquisitions. In addition, long term and interim first mortgage financing obtained on existing properties during 1995 and 1996 increased mortgage loans by $7.7 million and the related interest expense by $158,000 and $367,000 for these periods. These increases were partially offset by decreases totaling $175,000 and $327,000 due to the sale of K-Mart Shopping Center in Kansas City, Missouri, in July 1995; ceasing payments on the mortgage loan secured by K-Mart Shopping Center in Indianapolis, Indiana, in March 1996 pursuant to the condemnation action; and interest capitalized to the carrying values of unencumbered development properties during 1996.

Depreciation expense decreased from $1.6 million and $3.0 million for the three and six month periods ended June 30, 1995 to $1.3 million and $2.6 million for the corresponding periods in 1996. Effective January 1, 1996, the Trust's adopted Statement of Financial Accounting Standards No. 121, which required the Trust to cease depreciation of its assets held for sale, resulting in decreases of $233,000 and $463,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon"), were $289,000 and $536,000 for the three and six month periods ended June 30, 1996, as compared to $228,000 and $524,000 for the corresponding periods in 1995. The current advisory agreement calls for a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board. The initial advisory agreement also called for a $100,000 annual base fee, which was eliminated in April 1995.

During the first half of 1996, the Trust reported a gain of $11,000 on the sale of real estate related to the sale of the Indcon warehouses and a $451,000 gain due to Indcon's insurance settlement received as a result of the warehouse fire in September 1995. During the first half of 1995, the Trust reported a gain of $412,000 on the sale of shares of beneficial interest of CMET and a $110,000 gain on the sale of a portion of Lake Highlands land.

Allowance for Estimated Losses and Provisions for Losses

The Trust's management, on a quarterly basis, reviews the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed the lower of its cost or its estimated fair value. In those instances in which estimates of fair value of the collateral securing the Trust's mortgage loans or properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation of the carrying values of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the property manager, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

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

Income Tax Aspects

As more fully discussed in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed.


     ----------------------------------------------------------------------
                          PART II.  OTHER INFORMATION


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


                          NATIONAL INCOME REALTY TRUST


Date:  August 14, 1996                            By:/s/ William S. Friedman
     -------------------------                       ---------------------------
                                                     William S. Friedman
                                                     President, Chief Executive
                                                     Officer, and Trustee





Date:   August 14, 1996                           By:/s/ Bruce A. Schnitz
     -------------------------                       ---------------------------
                                                     Bruce A. Schnitz
                                                     Chief Operating Officer and
                                                     Principal Financial Officer





Date:   August 14, 1996                           By:/s/ Erin D. Davis
     -------------------------                       ---------------------------
                                                     Erin D. Davis
                                                     Vice President and
                                                     Chief Accounting Officer

                          NATIONAL INCOME REALTY TRUST
                               INDEX TO EXHIBITS



   EXHIBIT 27.0             Financial Data Schedule                 Page 20