Form 10-Q
period 1996-09-30
NATIONAL INCOME REALTY TRUST
filed 1996-11-14
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ...............to...................

                         Commission File Number 0-9211

                          NATIONAL INCOME REALTY TRUST
--------------------------------------------------------------------------------
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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

Shares of Beneficial Interest, No par value               3,653,495
-------------------------------------------    ---------------------------------
                 (Class)                       (Outstanding at November 4, 1996)

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but, in the opinion of management of National Income Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position, and consolidated cash flows at the dates and for the periods indicated have been included.


                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                  September 30,         December 31,
                                                                               -------------------   ------------------
                                                                                      1996                  1995
                                                                               -------------------   ------------------
                                                                                   (unaudited)           (audited)
                          Assets
                          ------

Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . . . .                 $    2,653           $   11,685
 Nonperforming, nonaccruing  . . . . . . . . . . . . . . . . . . .                       977                  977
                                                                                  ----------           ----------
                                                                                       3,630               12,662
Real estate held for sale (net of accumulated depreciation
 of $397 in 1996 and $895 in 1995)  . . . . . . . . . . . . . . .                     12,192                6,589
Less - allowance for estimated losses . . . . . . . . . . . . . .                    (3,274)              (6,274)
                                                                                  ----------           ----------
                                                                                      12,548               12,977
Real estate held for investment (net of accumulated
 depreciation of $40,469 in 1996 and $38,532 in 1995)   . . . . .                    178,979              189,086
Investments in partnerships . . . . . . . . . . . . . . . . . . .                      4,398               10,780
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                      7,864                1,674
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .                      3,878                2,329
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                      5,598                5,192
                                                                                  ----------           ----------
                                                                                  $  213,265           $  222,038
                                                                                  ==========           ==========





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                    CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)


                                                                                  September 30,         December 31,
                                                                               -------------------     ----------------
                                                                                       1996                 1995
                                                                               -------------------     ----------------
                                                                                    (unaudited)           (audited)
       Liabilities and Shareholders' Equity
       ------------------------------------

Liabilities

Notes, debentures, and interest payable . . . . . . . . . . . . .                  $     132,737        $     144,497
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                          9,059                7,914
                                                                                   -------------        -------------
                                                                                         141,796              152,411
Commitments and contingencies . . . . . . . . . . . . . . . . . .

Shareholders' equity

Shares of beneficial interest, no par value; authorized
 shares, unlimited; shares outstanding, 3,690,921 in 1996
 and 3,390,727 in 1995 (after deducting 624,202 shares
 in 1996 and 450,857 shares in 1995 held in treasury)   . . . . .                         11,081               10,181
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .                        279,222              276,716
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . . . .                       (218,834)            (217,270)
                                                                                   -------------        -------------
                                                                                          71,469               69,627
                                                                                   -------------        -------------
                                                                                   $     213,265        $     222,038
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

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                        For the Three Months             For the Nine Months
                                                         Ended September 30,              Ended September 30,
                                                --------------------------------     ------------------------------
                                                       1996             1995              1996          1995
                                                --------------------------------     ------------------------------
Revenue
   Rentals  . . . . . . . . . . . . . . .          $    12,297     $    10,802      $    36,010   $    32,034
   Interest   . . . . . . . . . . . . . .                  150             254              510           870
   Equity in income of partnerships   . .                  119             162            1,299           509
                                                   -----------     -----------      -----------   -----------
                                                        12,566          11,218           37,819        33,413
Expenses
   Property operations  . . . . . . . . .                7,642           6,785           21,455        19,038
   Interest   . . . . . . . . . . . . . .                3,067           2,897            9,389         9,147
   Depreciation   . . . . . . . . . . . .                1,346           1,628            3,989         4,623
   Advisory fees to affiliate   . . . . .                  231             199              767           723
   General and administrative   . . . . .                  451             380            1,517         1,300
   Provision for losses   . . . . . . . .                  300              -               300          (425)
                                                   -----------     -----------      -----------   -----------
                                                        13,037          11,889           37,417        34,406
                                                   -----------     -----------      -----------   -----------

(Loss) income before gains on sales of
   investments and real estate, gain on
   insurance settlement, and
   extraordinary gain   . . . . . . . . .                 (471)           (671)             402          (993)
Gain on sale of investments . . . . . . .                   -               -                -            412
Gain on sale of real estate . . . . . . .                3,681              -             3,692           110
Gain on insurance settlement  . . . . . .                   -               -               451            -
                                                   -----------     -----------      -----------   -----------

Income (loss) from continuing
   operations   . . . . . . . . . . . . .                3,210            (671)           4,545          (471)
Extraordinary gain  . . . . . . . . . . .                   -               67               -             67
                                                   -----------     -----------      -----------   -----------
Net income (loss) . . . . . . . . . . . .          $     3,210     $      (604)     $     4,545   $      (404)
                                                   ===========     ===========      ===========   ===========
Earnings per share
Income (loss) from continuing
   operations   . . . . . . . . . . . . .          $       .86     $      (.18)     $      1.21   $      (.13)
Extraordinary gain  . . . . . . . . . . .                   -              .02               -            .02
                                                   -----------     -----------      -----------   -----------
Net income (loss) . . . . . . . . . . . .          $       .86     $      (.16)     $      1.21   $      (.11)
                                                   ===========     ===========      ===========   ===========

Weighted average shares of
   beneficial interest used in
   computing earnings per share   . . . .            3,749,173       3,738,997        3,758,154     3,776,927
                                                   ===========     ===========      ===========   ===========




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                                         Accumulated
                                               Shares of                                Distributions
                                          Beneficial Interest                           in Excess of
                                       --------------------------       Paid-in         Accumulated      Shareholders'
                                        Shares           Amount         Capital          Earnings           Equity
                                       --------        ----------     ------------    ---------------   ---------------
Balance, December 31, 1995
   (audited)  . . . . . . . . . . . . .  3,390,727     $ 10,181        $  276,716      $  (217,270)     $  69,627

Conversion of convertible
   subordinated debenture   . . . . . .     93,076          279               721               -           1,000

Repurchase of shares
   of beneficial interest   . . . . . .   (117,000)        (351)           (1,254)              -          (1,605)

Cash distributions
   ($0.55 per share)  . . . . . . . . .         -            -                 -            (2,098)        (2,098)

Share distributions . . . . . . . . . .    324,118          972             3,039           (4,011)            -

Net income  . . . . . . . . . . . . . .         -            -                -              4,545          4,545
                                         ---------     --------        ----------      -----------       --------
Balance, September 30, 1996
   (unaudited)  . . . . . . . . . . . .  3,690,921     $ 11,081        $  279,222      $  (218,834)      $ 71,469
                                         =========     ========        ==========      ===========       ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                 For the Nine Months
                                                                 Ended September 30,
                                                          -----------------------------
                                                                1996           1995
                                                          --------------   ------------
Cash Flows from Operating Activities
   Rentals collected  . . . . . . . . . . . . . .          $   36,579      $  32,090
   Interest collected   . . . . . . . . . . . . .                 415            850
   Interest paid  . . . . . . . . . . . . . . . .              (8,772)        (9,286)
   Payments for property operations   . . . . . .             (20,569)       (19,043)
   General and administrative expenses paid   . .              (1,732)        (1,470)
   Advisory fees paid to affiliate  . . . . . . .                (908)          (773)
   Deferred borrowing costs paid  . . . . . . . .              (1,370)          (570)
                                                           ----------      ---------
     Net cash provided by operating activities  .               3,643          1,798

Cash Flows from Investing Activities
   Acquisition of real estate   . . . . . . . . .              (3,199)        (3,838)
   Real estate improvements   . . . . . . . . .                (8,155)        (5,347)
   Proceeds from sale of real estate  . . . . . .               6,156          1,185
   Note receivable collections  . . . . . . . . .                 530          3,591
   Cash collateral received   . . . . . . . . . .                 202             -
   Acquisition of economic interest in office building             -            (462)
   Distribution from partnership's investing activities         6,809             -
   Distribution of partnership's insurance settlement
     proceeds   . . . . . . . . . . . . . . . . .                 759             -
   Net distributions from partnerships  . . . . .                 578            934
   Proceeds from sale of investments  . . . . . .                   -            593
                                                           ----------      ---------
     Net cash provided by (used in) investing activities        3,680         (3,344)


Cash Flows from Financing Activities
   Borrowings from financial institutions   . . .              33,238          8,800
   Payments of mortgage notes payable   . . . . .             (29,169)        (9,231)
   Deposits paid on discounted payoff agreements                   -            (539)
   Margin account (deposits) borrowings, net. . .                (719)           220
   Repayment of advances from affiliates, net   .                (319)            -
   Replacement escrow (deposits) receipts, net  .                (535)           961
   Repurchase of shares of beneficial interest  .              (1,605)        (1,266)
   Distributions to shareholders  . . . . . . . .              (2,024)        (1,800)
   Distribution from partnership's financing activities            -           2,391
                                                           ----------      ---------
     Net cash (used in) financing activities  . . .            (1,133)          (464)
                                                           ----------      ---------

Net increase (decrease) in cash and cash equivalents            6,190         (2,010)
Cash and cash equivalents, beginning of period  .               1,674          3,484
                                                           ----------      ---------
Cash and cash equivalents, end of period  . . . .          $    7,864      $   1,474
                                                           ==========      =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                         --------------------------------------
                                                                              1996                   1995
                                                                         ---------------        ---------------
Reconciliation of net income (loss) to net cash
   provided by operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . .                    $    4,545             $    (404)
   Gain on insurance settlement   . . . . . . . . . . .                          (451)                   -
   Gain on sale of real estate  . . . . . . . . . . . .                        (3,692)                 (110)
   Gain on sale of investments  . . . . . . . . . . . .                            -                   (412)
   Extraordinary gain   . . . . . . . . . . . . . . . .                            -                    (67)
   Provision for losses   . . . . . . . . . . . . . . .                           300                  (425)
   Depreciation and amortization  . . . . . . . . . . .                         4,776                 5,023
   Equity in (income) of partnerships   . . . . . . . .                        (1,299)                 (509)
   Changes in other assets and liabilities, net of effects of noncash investing and financing activities
      (Increase) in interest receivable   . . . . . . .                           (88)                   (3)
      (Increase) in other assets  . . . . . . . . . . .                        (2,811)               (1,626)
      Increase in other liabilities   . . . . . . . . .                         2,277                   696
      Increase (decrease) in interest payable   . . . .                            86                  (365)
                                                                           ----------             ---------
Net cash provided by operating activities . . . . . . .                    $    3,643             $   1,798
                                                                           ==========             =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired and liabilities assumed in connection with
   the purchase or foreclosure of real estate
   Real estate  . . . . . . . . . . . . . . . . . . . .                    $   14,954             $    9,488
   Notes and interest receivable  . . . . . . . . . . .                        (8,568)                    -
   Allowance for estimated losses . . . . . . . . . . .                         3,000                     -
   Other assets . . . . . . . . . . . . . . . . . . . .                            44                    240
   Notes and interest payable   . . . . . . . . . . . .                        (6,157)                (5,743)
   Other liabilities  . . . . . . . . . . . . . . . . .                           (74)                  (147)
                                                                           ----------             ----------
      Cash paid   . . . . . . . . . . . . . . . . . . .                    $    3,199             $    3,838
                                                                           ==========             ==========
Assets disposed of and liabilities released in connection with the sale of real estate
   Real estate  . . . . . . . . . . . . . . . . . . . .                    $   23,221             $    2,426
   Allowance for estimated losses   . . . . . . . . . .                            -                    (275)
   Other assets   . . . . . . . . . . . . . . . . . . .                           596                     -
   Notes and interest payable   . . . . . . . . . . . .                       (21,127)                (1,076)
   Other liabilities  . . . . . . . . . . . . . . . . .                          (212)                    -
   Gain on sale   . . . . . . . . . . . . . . . . . . .                         3,678                    110
                                                                           ----------             ----------
      Cash received . . . . . . . . . . . . . . . . . .                    $    6,156             $    1,185
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

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                               -------------------------
                                                                                 1996             1995
                                                                               ---------      ----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
   (Continued):

Conversion of convertible subordinated debenture  . . .                        $  1,000        $     -

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

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. Certain 1995 balances have been reclassified to conform to the 1996 presentation. Dollar amounts in tables are in thousands.

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three and nine month periods ended September 30, 1996 and 1995. Share and per share data have been restated to give effect to the 10% share distribution paid to shareholders in September 1996.

NOTE 2.  REAL ESTATE

Pursuant to the Trust's adoption of Statement of Financial Accounting Standards No. 121- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996, the Trust ceased depreciation of its properties held for sale, including Century Centre II Office Building, a property with a $23.1 million carrying value at the time the Trust reclassified it from real estate held for investment to real estate held for sale in January 1996. In September 1996, the Trust sold Century Centre II to a third party for a cash sale price of $28.2 million. After closing costs, prorations, and the payoff of the $21.0 million first mortgage loan secured by the property, the Trust received net cash proceeds of $6.2 million. In connection with this transaction, the Trust recognized a gain of $3.7 million.

In November 1995, the City of Indianapolis (the "City") initiated condemnation proceedings against the Trust's K-Mart Shopping Center, acquired in December 1994 through a deed in lieu of foreclosure. The shopping center was vacant at the time the Trust acquired it, although it was leased to K-Mart under a net lease expiring in 1999. The lease was assigned by K-Mart to the City in September 1995. In February 1996, the City offered preliminary condemnation proceeds of $1.6 million which the Trust rejected in light of appraisals prepared for the City which exceed $2.0 million. In March 1996, the Trust ceased payments on the $1.7 million mortgage note payable secured by the shopping center. The Trust has provided an allowance for estimated losses of $300,000 which represents the excess of the property's carrying value over the estimated condemnation settlement.

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

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 2.  REAL ESTATE (Continued)

In June 1996, the Trust purchased Heron Cove Apartments, a 352-unit community located in Jacksonville, Florida. A portion of the $6.8 million purchase price was financed via the assumption of a $5.1 million mortgage loan secured by a first lien on the property. Simultaneously with the closing, the Trust paid $329,000 of the balance of the mortgage loan, reducing the outstanding balance to $4.8 million. The mortgage loan bears interest at a variable rate, is payable in monthly installments of principal and interest, and matures in December 1999. The remainder of the purchase price, along with closing costs and prorations, was paid in cash from the Trust's general working capital. The Trust paid Tarragon an acquisition fee of $66,005 for services provided in connection with the transaction. Also in connection with this transaction, the seller paid Mr. Bruce A. Schnitz, Chief Operating Officer of the Trust, a commission of $82,563 pursuant to a brokerage agreement entered into prior to his having any affiliation with Tarragon or the Trust.

In September 1996, the Trust determined a permanent impairment in value existed on Mariposa Manor Apartments, a 41-unit complex located in Los Angeles, California. A provision for loss of $300,000 was recorded to reduce the carrying value of the property to its then estimated fair value. The property collateralizes a first mortgage loan in the amount of $769,000, which is not currently in default.

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

NOTE 4.  INVESTMENTS IN PARTNERSHIPS

Investments in partnerships, accounted for under the equity method, consisted of the following at September 30, 1996:

     Income Special Associates ("ISA")  . . . . . . .        $ 1,485
     801 Pennsylvania Avenue  . . . . . . . . . . . .          2,765
     Sacramento Nine  . . . . . . . . . . . . . . . .            145
     English Village  . . . . . . . . . . . . . . . .              3
                                                             -------
                                                             $ 4,398
                                                             =======

The Trust and Continental Mortgage and Equity Trust are partners in ISA, a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns an effective 100% interest in Indcon, L.P. ("Indcon"), which owned five unencumbered industrial warehouses at September 30, 1996. During the first half of 1996, Indcon sold 27 warehouses for $41.2 million, receiving net cash proceeds of

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 4.  INVESTMENTS IN PARTNERSHIPS (Continued)

$16.8 million after the payoff of the existing $23.5 million mortgage loan and closing costs. The Trust received $6.7 million for its proportionate share of the sale proceeds and an additional $130,000 representing an allowance for brokerage commissions which the Trust retained and which offset the Trust's share of Indcon's loss on the sale, resulting in a net gain on the sale of $14,000.

In September 1995, one of Indcon's warehouses was destroyed in a fire. An insurance settlement totaling $2.2 million was reached by the partnership in March 1996 resulting in a $1.1 million gain, of which the Trust's proportionate share was $451,000. The Trust received cash proceeds of $759,000 representing its proportionate share of the insurance settlement proceeds. Indcon does not anticipate rebuilding the property.

The following information summarizes the results of operations of these partnerships for the nine months ended September 30, 1996:

     Rentals  . . . . . . . . . . . . . . . . . . . .                 $ 4,055
     Property operations  . . . . . . . . . . . . . .                  (1,696)
     Interest . . . . . . . . . . . . . . . . . . . .                  (1,204)
     Depreciation . . . . . . . . . . . . . . . . . .                    (380)
                                                                      -------
     Income before loss on sale of real estate
       and gain on insurance settlement . . . . . . .                     775
     Loss on sale of real estate  . . . . . . . . . .                    (290)
     Gain on insurance settlement . . . . . . . . . .                   1,126
                                                                      -------
         Net income   . . . . . . . . . . . . . . . .                 $ 1,611
                                                                      =======


NOTE 5.  NOTES, DEBENTURES, AND INTEREST PAYABLE

In April 1996, the Trust completed the refinancing of the mortgage debt secured by Creekwood North Apartments, located in Altamonte Springs, Florida. The $3.1 million new first mortgage loan bears interest at 8.05% per annum, is payable in monthly installments of principal and interest of $22,486, and matures in May 2006. The Trust received cash proceeds from the refinancing of $645,000 after the payoff of the $2.1 million prior first mortgage loan, which included $427,000 to the Trust for its participation in the prior loan. The remainder of the refinancing proceeds was used to fund closing costs and escrows for property taxes and insurance and repairs. In connection with this transaction, the Trust paid Tarragon a refinancing fee of $30,500. The Trust acquired this property in November 1992 for a purchase price of $2.7 million.

In May 1996, the Trust obtained first mortgage financing secured by Forest Oaks Apartments, located in Lexington, Kentucky, in the amount of $3.1 million. The loan bears interest at 8.16% per annum, calls for monthly principal and interest payments calculated on a 25-year amortization, and matures in June 2006. The Trust received net cash proceeds of $514,000 after the payoff of the $2.0 million interim mortgage loan obtained in 1995 and paying closing costs and funding required escrows for property taxes and insurance, repairs, and replacements. The Trust paid Tarragon a refinancing fee of $30,750 for services provided in connection with this financing. This property was acquired by the Trust in November 1994 for a purchase price of $3.4 million.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 5.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

On June 28, 1996, pursuant to a Master Repurchase Agreement (the "Agreement") with Bear, Stearns & Co. Inc. ("Bear Stearns") entered into in April 1996, the Trust purchased at a 1/2% discount the $3.1 million Federal National Mortgage Association mortgage backed security ("FNMA Certificate") issued by the lender in connection with the financing of Forest Oaks Apartments described above. Simultaneously, Bear Stearns purchased the FNMA Certificate from the Trust for $2.8 million, and the Trust agreed to repurchase the FNMA Certificate from Bear Stearns on July 29, 1996, at the same price plus interest at the London Interbank Offered Rate ("LIBOR") plus 1/2% per annum. Under the terms of the Agreement, the Trust and Bear Stearns may agree to extend the repurchase date monthly, which they have done. This transaction has resulted in an effective interest rate of approximately 7.5% per annum on the Forest Oaks financing.

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

Pursuant to the Agreement with Bear Stearns, in July 1996, the Trust purchased at a 2.7% discount the $16.8 million Government National Mortgage Association mortgage backed security ("GNMA Certificate") issued by the lender in connection with the financing of Heather Hills Apartments described above. Simultaneously, Bear Stearns purchased the GNMA Certificate from the Trust for $15.1 million, and the Trust agreed to repurchase the GNMA Certificate from Bear Stearns one month later at the same price plus interest at LIBOR plus 1/2% per annum. Under the terms of the Agreement, the Trust and Bear Stearns may agree to extend the repurchase date monthly, which they have done. The current repurchase agreement has a $15.4 million price and matures on November 30, 1996. This transaction has resulted in an effective interest rate of approximately 7% per annum on the Heather Hills financing.

Also in June 1996, the Trust closed a $1.8 million mortgage loan secured by a first lien on Plaza Hills Apartments, located in Kansas City, Missouri, and received net cash proceeds of $1.7 million. The mortgage loan bears interest at 8.35% per annum, is payable in monthly installments of principal and interest of $14,098, and matures in July 2006. The remainder of the loan proceeds was used to establish escrows for property taxes and insurance, repairs, and replacements and to pay the associated closing costs. The $1.1 million prior loan secured by this property was paid in full in February 1996 with funds from the Trust's general working capital. In connection with this transaction, the Trust paid Tarragon a refinancing fee of $17,730.

In July 1996, the Trust obtained financing in the amount of $1.1 million secured by a first lien mortgage on Mountain View Shopping Center located in Las Vegas, Nevada. The mortgage loan bears interest at a variable rate which may range between 11.68% and 16.68% per annum, is payable in monthly installments of principal and interest, and matures in July 2006. The Trust received net cash proceeds of $975,000 after closing costs.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


NOTE 5.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

In August 1996, the Trust obtained a $9.0 million line of credit secured by mortgages on four of its properties, Diamond Loch Apartments, Meadowbrook Apartments, Mustang Creek Apartments, and The Regent Apartments. All of these properties except The Regent previously collateralized other mortgage loans. The prior loans totaling $3.9 million secured by Diamond Loch and Mustang Creek were paid off at closing. Additionally, a principal payment of $500,000 was made at closing on the $3.5 million interim mortgage loan which had been obtained in 1995 and was secured by both Meadowbrook and Bryan Hill Apartments in exchange for the release of Meadowbrook. At closing, $6.5 million was advanced under the line of credit, and, after prior loan payoffs and closing costs, the Trust received net cash proceeds of $1.9 million. In September 1996, the Trust received an additional advance of $1.0 million under the line of credit. The Trust plans to obtain the remaining $1.5 million during the fourth quarter of 1996. The Trust paid Tarragon financing fees totaling $75,000 for services rendered in connection with this transaction.

In December 1993, the Trust issued a $1.0 million convertible subordinated debenture to Mr. John A. Doyle, Chief Financial Officer of the Trust until June 1996, in exchange for his participation interest in the profits of the Consolidated Capital Properties II ("CCP II") assets, which the Trust acquired in November 1992. Mr. Doyle was granted this participation as consideration for his services in connection with the CCP II acquisition. In February 1996, Mr. Doyle converted the debenture into 93,076 shares of beneficial interest ("Shares") of the Trust. In September 1996, the Trust repurchased 50,000 of these shares from Mr. Doyle for $700,000.

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

Also during 1996, pursuant to its Share Option and Incentive Plan (the "Incentive Plan"), the Trust issued options covering 47,000 Shares to Trust officers and key employees of Tarragon. All options were issued with an exercise price equal to the market price on the grant date, are exercisable beginning one year after the date of grant, and expire on December 31, 2000. All options awarded pursuant to the Incentive Plan are determined by the Option Committee, which is presently comprised of two Trustees, Messrs. William S. Friedman and Carl B. Weisbrod (Chairman of the Board).

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

National Income Realty Trust (the "Trust") invests in real estate through acquisitions, leases, and partnerships and, to a lesser extent, in mortgages secured by real estate. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At September 30, 1996, the Trust's real estate portfolio included 59 properties, 9 of which were held for sale, located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 38 apartment complexes, 14 shopping centers, 3 office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except for 13 properties, is pledged to secure first mortgage notes payable. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $7.9 million at September 30, 1996, compared with $1.7 million at December 31, 1995. The Trust's principal sources of cash have been property operations, collections of mortgage notes receivable, and external sources, such as property sales and refinancings, as more fully discussed in the paragraphs below. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular distributions.

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) increased $3.7 million for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, primarily due to the operations of the properties acquired during 1995 and 1996.

The Trust purchased two properties during the nine months ended September 30, 1996, for an aggregate purchase price of $9.4 million, a portion of which was financed through the assumption of first mortgage loans totaling $6.0 million. The Trust paid cash totaling $3.2 million at closing of these purchases.

The Trust paid for real estate improvements totaling $8.2 million to its properties during the first half of 1996, including $3.5 million on the construction of The Regent Apartments and The Vistas at Lake Worth, properties in redevelopment which should be completed in the fourth quarter of 1996 and the fourth quarter of 1997, respectively. Projected construction costs for these properties aggregate $2.5 million for the remainder of 1996 and $3.0 million for 1997. The Trust anticipates expenditures for capital improvement on its other properties during the remainder of 1996 to total approximately $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources (Continued)

The Trust sold Century Centre II Office Building in September 1996, receiving net cash proceeds of $6.2 million and recognizing a gain of $3.7 million.

The Trust and Continental Mortgage and Equity Trust ("CMET") are partners in Income Special Associates ("ISA"), a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns an effective 100% interest in Indcon, L.P. ("Indcon"), which owned five unencumbered industrial warehouses at September 30, 1996. During the first half of 1996, Indcon sold 27 warehouses for $41.2 million, receiving net cash proceeds of $16.8 million, after the payoff of the existing $23.5 million existing mortgage loan and related closing costs. Indcon distributed $6.8 million to the Trust as its proportionate share of the sales proceeds plus an allowance for brokerage commissions.

During the nine months ended September 30, 1996, the Trust obtained first mortgage financing totaling $33.2 million involving nine properties and received net cash proceeds of $6.1 million after the payoff of $25.5 million of existing mortgage debt. The balance of the refinancing proceeds was used to fund escrows and pay the associated closing costs. The Trust made additional principal payments of $3.7 million during the first nine months of 1996. The total of $29.2 million principal payments included $10.2 million related to payoffs of mortgage loans scheduled to mature in 1996. It is the Trust's intention to either pay its mortgage loans when due or seek to extend the due dates while attempting to obtain long term refinancing. However, while management is confident of its ability to acquire refinancing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

During the nine months ended September 30, 1996, the Trust repurchased 117,000 of its shares of beneficial interest at a total cost of $1.6 million. In May 1994, the Trust's Board of Trustees (the "Board") authorized the Trust to repurchase up to 300,000 shares of beneficial interest, of which 299,702 had been purchased through September 30, 1996. At its September 1996 meeting, the Board authorized the Trust to repurchase up to an additional 150,000 shares of beneficial interest.

Cash distributions to shareholders totaling $2.1 million, or $0.55 per share, have been declared by the Board, and $2.0 million have been paid by the Trust during the nine month period ended September 30, 1996. The Trust also paid a 10% share distribution in September 1996. The third quarter distributions represent the Trust's thirteenth cash distribution and fourth share distribution since the resumption of regular quarterly distributions in September 1993.

Results of Operations

The Trust reported net income of $3.2 million and $4.5 million, respectively, for the three and nine month periods ended September 30, 1996, as compared to net losses of $604,000 and $404,000, respectively, for the three and nine month periods ended September 30, 1995. The primary reason for the improvement in operating results is the $3.7 million gain on the sale of Century Centre II Office Building in September 1996. The other underlying components of the Trust's results of operations are discussed in the following paragraphs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations (Continued)

Net rental income (rental revenue less property operating expenses) increased from $4.0 million and $13.0 million for the three and nine month periods ended September 30, 1995, to $4.7 million and $14.6 million for the corresponding periods in 1996.

  Multifamily Properties

  The Trust's multifamily portfolio, which represented 74% of the Trust's real estate and included 7,078 operating units at September 30, 1996, reported increases in net rental income of $591,000, or 21%, and $1.5 million, or 16%, respectively, for the three and nine month periods ended September 30, 1996, as compared to the corresponding periods in 1995.Of these increases, $356,000 and $798,000 are related to properties acquired in 1995 and 1996. Multifamily properties held in both years reported increases of $235,000 and $661,000 due to increased rental revenue from higher rental rates, which was partially offset by increased operating expenses related to the Trust's continued efforts to improve its properties. Overall, both physical and economic occupancy levels have increased slightly for multifamily properties held in both years.

  Commercial Properties

  The Trust's commercial portfolio included 1.7 million square feet at September 30, 1996. Increases in net rental income of $6,000 and $166,000, respectively, resulted from the addition of Jackson Square Shopping Center, acquired through a deed in lieu of foreclosure in January 1996. Decreases of $21,000 and $139,000, respectively, resulted from the sale of K-Mart Shopping Center in Kansas City, Missouri, in July 1995. Commercial properties held in both years reported overall increases in net rental income of $62,000 and $224,000, principally due to lower economic vacancies which were partially offset by increased operating expenses related to continued efforts to increase physical occupancy levels, which were higher than those reported in 1995. Since June 30, 1996, the Trust has consummated leases on 120,000 square feet of space generating monthly rental revenue of approximately $135,000.

Interest revenue decreased from $254,000 and $870,000 for the three and nine month periods ended September 30, 1995, to $150,000 and $510,000 for the corresponding periods in 1996. Of these decreases, $129,000 and $476,000 resulted from the payoff of the Greentree mortgage note receivable in September 1995 and the acquisition of Jackson Square Shopping Center through deed in lieu of foreclosure in January 1996.

Equity in income of partnerships was $119,000 and $1.3 million, respectively, for the three and nine month periods ended September 30, 1996, compared to $162,000 and $509,000, respectively, for the corresponding periods in 1995.
The increase for the nine months ended September 30, 1996, was primarily due to distributions received from Sacramento Nine, a tenancy-in-common in which the Trust holds a 70% undivided interest in earnings, losses, and distributions, and English Village, a partnership in which the Trust holds 1% general partner and 49% limited partner interests, in excess of the Trust's investments in the partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations (Continued)

Interest expense was $3.1 million and $9.4 million for the three and nine month periods ended September 30, 1996, as compared to $2.9 million and $9.1 million for the three and nine month periods ended September 30, 1995. Increases of $81,000 and $304,000 resulted from interest expense associated with mortgage loans obtained or assumed in connection with 1995 and 1996 property acquisitions. In addition, long term and interim first mortgage financing obtained on existing properties during 1995 and 1996 increased mortgage loans by $11.8 million and the related interest expense by $41,000 and $499,000 for these periods. These increases were partially offset by decreases totaling $150,000 and $477,000 due to the sale of K-Mart Shopping Center in Kansas City, Missouri, in July 1995; ceasing payments on the mortgage loan secured by K-Mart Shopping Center in Indianapolis, Indiana, in March 1996 pursuant to the condemnation action; and interest capitalized to the carrying values of unencumbered development properties during 1996.

Depreciation expense decreased from $1.6 million and $4.6 million for the three and nine month periods ended September 30, 1995, to $1.3 million and $4.0 million for the corresponding periods in 1996. Effective January 1, 1996, the Trust's adopted Statement of Financial Accounting Standards No. 121, which required the Trust to cease depreciation of its assets held for sale, resulting in decreases of $233,000 and $719,000.

Advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon"), were $231,000 and $767,000 for the three and nine month periods ended September 30, 1996, as compared to $199,000 and $723,000 for the corresponding periods in 1995. The current advisory agreement calls for a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board. The initial advisory agreement also called for a $100,000 annual base fee, which was eliminated in April 1995.

In September 1996, the Trust recorded a $300,000 provision for loss to reduce the carrying value of Mariposa Manor Apartments to its then estimated fair value.

During the nine months ended September 30, 1995, the Trust recorded a provision for loss credit of $425,000. This credit was comprised of a provision for loss of $275,000 to reduce the net carrying value of K-Mart Shopping Center in Kansas City, Missouri, to its net sales proceeds and a reversal of a previously provided allowance for estimated loss of $700,000 against Pepperkorn Office Building which was determined to no longer be necessary after litigation involving the property was settled.

In addition to the $3.7 million gain on the sale of Century Centre II Office Building discussed previously, during the first nine months of 1996, the Trust reported a gain of $14,000 on the sale of real estate related to the sale of the Indcon warehouses and a $451,000 gain due to Indcon's insurance settlement received as a result of the warehouse fire in September 1995. During the first nine months of 1995, the Trust reported a gain of $412,000 on the sale of shares of beneficial interest of CMET and a $110,000 gain on the sale of a portion of Lake Highlands land.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits:

         Exhibit 27.0 - Financial Data Schedule

 (b)     Reports on Form 8-K as follows:

         The following current report on Form 8-K was filed during the period covered by this report or with respect to events which occurred during the period covered by this report:

         Date of Event         Date Filed            Items Reported
         -------------         ----------            --------------
         September 27, 1996    October 15, 1996      2.  Acquisition or
                                                         Disposition of Assets
                                                     5.  Other Events
                                                     7.  Financial Statements
                                                         and Exhibits





                     [This space intentionally left blank.]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL INCOME REALTY TRUST


Date: November 14, 1996                         By: /s/ William S. Friedman
     -------------------                            -------------------------
                                                    William S. Friedman
                                                    President, Chief Executive
                                                    Officer, and Trustee





Date: November 14, 1996                         By: /s/ Robert C. Irvine
     ------------------                             ----------------------
                                                    Robert C. Irvine
                                                    Chief Financial Officer




Date: November 14, 1996                         By: /s/ Erin D. Davis
     --------------------                           -------------------
                                                    Erin D. Davis
                                                    Vice President and
                                                    Chief Accounting Officer

                          NATIONAL INCOME REALTY TRUST
                               INDEX TO EXHIBITS



EXHIBIT 27.0                Financial Data Schedule                   Page 23