Form 10-K
period 1996-12-31
NATIONAL INCOME REALTY TRUST
filed 1997-03-31
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(mark one)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]*

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 FOR THE TRANSITION PERIOD FROM.......................TO.......................

                  COMMISSION FILE NUMBER 0-9211

                          NATIONAL INCOME REALTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                            94-2537061
--------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

280 PARK AVENUE, EAST BUILDING, 20TH FLOOR, NEW YORK, NY           10017
--------------------------------------------------------    -------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (212) 949-5000
                                                  ------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 1997, the registrant had 3,523,070 shares of beneficial interest outstanding. Of the total shares outstanding, 2,335,893 were held by other than those who may be deemed to be affiliated, for an aggregate value of $32,702,502 based on the last trade as reported by the National Association of Securities Dealers Automated Quotations System on March 14, 1997. The basis of this calculation does not constitute a determination by the registrant that all of such persons or entities are affiliates of the registrant as defined in rule 405 of the Securities Act of 1933, as amended.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                  Page
                                    PART I
Item 1.  Business..............................................................     3

Item 2.  Properties............................................................     5

Item 3.  Legal Proceedings.....................................................    15

Item 4.  Submission of Matters to a Vote of Security Holders...................    15

                                   PART II

Item 5.  Market for Registrant's Shares of Beneficial Interest and Related
            Shareholder Matters................................................    16

Item 6.  Selected Financial Data................................................   17

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................    19

Item 8.  Financial Statements and Supplementary Data...........................    28

Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...............................................    64

                                   PART III

Item 10. Trustees, Executive Officers, and Advisor of the Registrant...........    64

Item 11. Executive Compensation................................................    76

Item 12. Security Ownership of Certain Beneficial Owners and Management........    78

Item 13. Certain Relationships and Related Transactions........................    81

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......    84

         Signature Page........................................................    86

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

Business Plan and Investment Policy

The Trust's business and only industry segment is investing in real estate through direct acquisitions and partnerships and, to a lesser extent, financing real estate and real estate related activities through mortgage loans. Presently, the Trust's policy is to make mortgage loans only in connection with, or to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline. At December 31, 1996, the Trust's real estate portfolio consisted of 58 properties including 37 multifamily properties, 14 shopping centers, three office buildings, three parcels of land, and one single family residence, located throughout the continental United States, with concentrations in Florida, Texas, California, and Colorado. The Trust also held investments in four real estate partnerships reported on the equity method (owning five industrial warehouses, three office buildings, and an apartment complex).

Due to the nature and numerous geographic locations of the Trust's properties and the diverse profile among tenants, the Trust's business is not significantly affected by seasonal factors.

Unlike most REITs, the Trust acquires older and often troubled properties that are not considered institutional quality as well as better performing, new or high quality properties. The Trust's acquisition strategy is opportunistic but focused on acquiring properties that add to the efficiency of the Trust's portfolio. For example, all thirteen of the apartment properties purchased by the Trust since the beginning of 1994 were in markets where the Trust already had a presence. The Trust has a policy of continuously improving and upgrading its older properties in order to achieve increased revenues. During 1996, $7.2 million in capital expenditures were made to improve the quality of the apartment portfolio. In addition, $2.5 million ($368 per unit) was expensed for recurring replacements and repairs and maintenance. Management believes that a significant portion of such expenditures was required to remedy deferred maintenance existing at the time of acquisition and to upgrade maintenance and landscaping standards. Accordingly, such expenses are expected to decline as the proportion of stabilized properties in the Trust's portfolio increases.

The Trust has financed acquisitions and capital improvements largely with internally generated funds. As a matter of policy, cash distributions have been held to less than fifty percent of funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (see ITEM 6.
"SELECTED FINANCIAL DATA - Other Data" for the definition of FFO). Funds for investment have also been generated from the collection of mortgages receivable and the sale of commercial properties, which sources are expected to decline in the future. Accordingly, proceeds realized from financing or refinancing are expected to provide the bulk of funds available for investment. In this regard, the availability and cost of long term mortgage funds are key factors in the Trust's ability to continue to make new investments without additional equity offerings.

Management of the Trust

The Trust's Board of Trustees (the "Board"), elected annually by the shareholders or appointed by the incumbent Board until the next annual shareholder meeting, is responsible for managing the affairs of the Trust. There are currently eight members on the Board, seven of whom are unaffiliated with the Trust. Day-to-day management is performed by Tarragon Realty Advisors, Inc. ("Tarragon" or the "Advisor"), which operates under the supervision of the Board pursuant to a written advisory agreement approved by shareholders. Tarragon's duties include, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources for the Trust. The Advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

Tarragon has provided advisory services to the Trust since April 1, 1994. At the annual meeting of shareholders held on March 20, 1997, the shareholders approved the renewal of the advisory agreement between the Trust and Tarragon. William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 32% of the outstanding shares of the Trust. The officers of the Trust are also officers of Tarragon.

The Trust has no employees. Employees of Tarragon provide executive and administrative services to the Trust and manage most of the Trust properties.

Property Management

Since April 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on multifamily properties and 1.5% to 5% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of much of the property-level management services to the Trust. Beginning April 1, 1996, Tarragon Management, Inc. ("TMI"), a wholly-owned subsidiary of Tarragon, assumed the property-level management for most of the Trust's properties for a fee of 4.5% of the monthly gross rents collected.

Competition

The Trust has not experienced material competition for acquisitions in the areas in which it invests. Management believes that ownership of properties in which the Trust invests is highly fragmented among individuals, partnerships, public and private corporations, and other REITs. No single entity or person particularly dominates the market for such properties. At any given time, a significant number of multifamily properties are available for purchase in the various markets where the Trust seeks additional acquisitions. Management believes that there is and will continue to be a strong demand for well maintained, affordable housing in these markets and that the factors discussed above provide a market where a sufficient number of attractive investment opportunities will be available to allow the Trust to continue to expand through acquisitions. However, since the success of any multifamily real estate investment is impacted by other factors outside the control of the Trust, including general demand for apartment living, interest rates, operating costs, and the ability to attract and retain qualified property managers, there can be no assurances that the Trust will be successful in the implementation of its business plan.

Tarragon also serves as the advisor to Vinland Property Trust ("VPT"). All of the officers of the Trust are also officers of VPT. Tarragon and the Trust officers owe fiduciary duties to VPT as well as to the Trust. In determining to which entity a particular investment opportunity will be allocated, Tarragon and the Trust officers consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate for both entities, such investment opportunity will be allocated to the entity which has had uninvested funds for the longer period of time, or, if appropriate, the investment may be shared between both entities. Tarragon periodically informs the Board of real estate investments made by any of its affiliates, and the Board periodically reviews the performance of such other investments.

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to the risks associated with ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of God; and other factors beyond the control of the Trust or Tarragon. The illiquidity of real estate investments generally may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that some of these risks are partially mitigated by the diversification by geographic region and property type of the Trust's real estate and mortgage portfolios. However, to the extent new equity investments continue to be concentrated in any particular region or property type, the advantages of diversification may diminish.

ITEM 2.  PROPERTIES

Details of the Trust's real estate portfolio at December 31, 1996, are set forth in Schedule III to the Consolidated Financial Statements and NOTE 4. "REAL ESTATE AND DEPRECIATION" of the Notes to Consolidated Financial Statements, both included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussion set forth below provides certain summary information concerning the Trust's real estate portfolio.

To continue to qualify for federal taxation as a REIT under the Code, the Trust is required, among other things, to hold at least 75% of the value of its assets in real estate assets, government securities, and cash and cash equivalents at the close of each quarter of each taxable year. At December 31, 1996, 92% of the Trust's assets consisted of equity investments in real estate and real estate held for sale, 2% consisted of investments in partnerships which own real estate, and 2% consisted of cash and cash equivalents. The remaining 4% of the Trust's assets at December 31, 1996, was notes and interest receivable, restricted cash, and other assets. It should be noted, however, that the percentage of the Trust's assets invested in any one category at any particular time is subject to change, and no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages listed above.

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







Real Estate

At December 31, 1996, the Trust held investments in each of the geographic regions of the continental United States, although its multifamily properties were concentrated in the Southeast and Southwest, as shown more specifically in the table below.

During 1996, the Trust purchased two multifamily properties, acquired one shopping center through a deed in lieu of foreclosure of collateral securing a mortgage note receivable, and sold one office building. Its multifamily portfolio consists of 7,078 operating apartments, 265 apartments under development, and 300 apartments in a 50% owned unconsolidated partnership. At December 31, 1996, the Trust's real estate portfolio consisted of 58 properties, 49 of which were held for investment. The remaining nine properties, some of which were obtained through foreclosure of collateral securing the Trust's mortgage notes receivable, were held for sale. Thirteen Trust properties with an aggregate carrying value of $22.7 million were held free and clear. The other 45 Trust properties were pledged to secure first mortgage debt totaling $133.0 million at December 31, 1996.

Types of Real Estate Investments. The Trust's real estate consists of multifamily and commercial properties, primarily office buildings and shopping centers, or similar properties having established income-producing capabilities. In selecting real estate, the location, age, and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values, and physical condition are considered. The Trust may acquire properties subject to, or assume, existing debt and may mortgage, pledge, or otherwise obtain financing for a portion of its real estate. The Board may alter the types of and criteria for selecting new equity investments and for obtaining financing without a vote of shareholders to the extent such policies are not governed by the Declaration of Trust.

Although the Trust has traditionally invested in a wide variety of developed, income-producing real estate, the Trust intends to invest increasing amounts in major apartment renovations and new construction or development projects either directly or in partnership with unaffiliated partners. To the extent the Trust invests in construction and development projects, it is subject to the business risks, such as cost overruns and delays, associated with such higher risk activities. The Trust purchased The Vistas at Lake Worth ("The Vistas") in Fort Worth, Texas, in December 1994. The Trust is in the process of expanding and redeveloping this property to a projected 265 operating units with funds from the general working capital of the Trust at an estimated cost of $12.0 million, $3.0 million of which had been incurred as of December 31, 1996. The redevelopment and expansion of The Vistas is expected to be completed in the fourth quarter of 1997. As of December 31, 1996, the Trust had substantially completed the redevelopment of The Regent Apartments, a 304-unit property located in Jacksonville, Florida, at a cost of $4.0 million. In January 1997, the Trust acquired a 50% partnership interest in RI Windsor, Ltd., which was established to construct The Mayfaire at Windsor Parke, a 324-unit luxury apartment complex in Jacksonville, Florida, at an estimated cost of $19.0 million. Construction of this property is expected to be completed in the fourth quarter of 1997.

The following table sets forth the percentages, by property type and geographic region, of the Trust's operating real estate (other than the development property, unimproved land, and a single-family residence) at December 31, 1996:

                                     Multifamily                    Commercial
      Region                         Properties                     Properties
      ------                         ----------                     ----------
     Northeast                             7.6%                           -  %
     Southeast                            40.3%                          53.7%
     Southwest                            24.0%                          11.6%
     Midwest                               9.2%                          21.8%
     Mountain                             12.4%                           3.7%
     Pacific                               6.5%                           9.2%
                                      --------                       ---------
                                         100.0%                         100.0%

The foregoing table is based solely on the number of operating apartment units and amount of commercial square footage owned by the Trust and does not reflect the value of the investments in each region.

A summary of 1996 activity in the Trust's owned real estate portfolio is as follows:

Properties owned at January 1, 1996 .......................      56*
Properties purchased ......................................       2
Property acquired through deed in lieu of foreclosure .....       1
Property sold .............................................      (1)
                                                               -----
Properties owned at December 31, 1996......................      58
                                                               =====

The following table presents certain information relating to real estate owned at December 31, 1996. The Trust also owns three parcels of land, a single family residence, and one development project (The Vistas in Fort Worth, Texas), which are not included in the table.

--------------

* Includes Devonshire/Dunhill/Sandstone combined. This property was previously reported as two separate properties.







                     [This space intentionally left blank.]

                          NATIONAL INCOME REALTY TRUST
                              REAL ESTATE SUMMARY
                               DECEMBER 31, 1996
                                  (Unaudited)

                                                                        Average Rent Per Sq. Ft.(a)   Current
                                                   Number                 Year Ended December 31,      Market
                                                    of        Square    ---------------------------   Rent Per
     Property               Location               Units       Feet      1996      1995      1994    Sq. Foot(b)
     --------               --------               -----       ----     ------    ------    -------  -----------
     PROPERTIES ACQUIRED PRIOR TO DECEMBER 31,1994:

     Apartments:
     Acadian Place          Baton Rouge, LA         120       143,450   $ 3.74    $ 3.62    $ 3.70      $ 5.18
     Bay West               Bradenton, FL           299       323,774     5.22      5.35      5.25        6.11
     Bayfront               Houston, TX             200       172,720     5.56      5.92      5.93        7.18
     Bryan Hill             Bethany, OK             232       193,500     4.59      4.36      4.56        5.43
     Carlyle Towers         Detroit, MI             163       247,850     5.39      5.27      5.11        6.43
     Cornell                Los Angeles, CA          55        30,150    12.70     12.06     10.38       14.79
     Creekwood North        Altamonte Springs, FL   180       166,500     5.56      5.07      5.07        6.91
     Cross Creek            Lexington, KY           144       102,258     7.14      6.91      7.22        8.34
     Devonshire/Dunhill/
        Sandstone           Denver, CO              760       525,660     5.80      4.85      4.20        7.62
     Diamond Loch           Fort Worth, TX          138       139,354     5.57      4.96      4.84        6.40
     Fenway Hall            Los Angeles, CA          53        27,175    11.68     11.04      8.67       12.33
     Forest Oaks            Lexington, KY           154       132,460     5.68      5.49      5.62        6.34
     Heather Hills          Temple Hills, MD        459       401,029     7.87      8.61      8.75       10.24
     Huntington Green       West Town, PA            80        80,240     6.64      6.46      6.47        7.77
     Kirklevington          Lexington, KY           126        99,080     6.56      5.97      5.99        7.84
     Lake Point             Memphis, TN             540       540,160     3.92      3.68      3.95        5.13
     Mariposa Manor         Los Angeles, CA          41        19,710     9.25      9.03      7.28       10.35
     Martins Landing        Lakeland, FL            236       207,704     6.41      6.15      6.05        7.06
     Palm Court             North Miami, FL         144       125,280     7.47      7.25      7.01        8.76
     Park Dale Gardens      Dallas, TX              224       206,640     5.26      5.04      4.54        6.29
     Pheasant Pointe        Sacramento, CA          215       178,666     7.31      6.68      6.64        8.42
     Pinecrest              Ft. Lauderdale, FL      324       226,065    12.06     11.42     11.19       14.07
     Plaza Hills            Kansas City, MO          66        67,464     6.93      6.61      5.91        7.59
     Prado Bay              N. Bay Village, FL      123       109,756     8.72      8.45      8.01        9.97
     Spring Pines           Houston, TX             136       118,430     5.27      4.93      4.69        6.01
     Summit on the Lake     Fort Worth, TX          198       138,262     7.51      7.11      6.80        8.37
     Woodcreek (CO)         Denver, CO              120        99,622     8.36      7.97      7.40        9.11
     Woodcreek (FL)         Jacksonville, FL        260       198,623     6.82      6.33      5.88        7.68
                                                  -----     ---------   ------    ------    ------      ------
     SUBTOTAL OR WEIGHTED AVERAGE(e)              5,790     5,021,582     6.30      6.04      5.88        7.58
                                                  -----     ---------   ------    ------    ------      ------

     Office Buildings:
     Emerson Center         Atlanta, GA               -       126,979     7.51      5.47      5.36       12.47
     NW O'Hare              Des Plaines, IL           -       105,363    11.38     10.94     10.91       13.75
     Rancho Sorrento        San Diego, CA             -       147,973     6.16      4.74      7.55        7.85
                                                  -----     ---------   ------    ------    ------      ------
     SUBTOTAL OR WEIGHTED AVERAGE(e)                  -       380,315     8.06      6.70      7.75       11.03
                                                  -----     ---------   ------    ------    ------      ------

                                                   Economic Occupancy(c)
                                                  Year Ended December 31,       Physical
                                                 ------------------------       Occupancy
     Property                                    1996      1995      1994    Dec. 31, 1996(d)
     --------                                    ----      ----      ----    ----------------
     PROPERTIES ACQUIRED PRIOR TO DECEMBER 31,1994:

     Apartments:
     Acadian Place                                84%       85%       90%           77%
     Bay West                                     92%       94%       95%           91%
     Bayfront                                     84%       92%       94%           81%
     Bryan Hill                                   93%       91%       96%           97%
     Carlyle Towers                               91%       93%       92%           88%
     Cornell                                      95%       94%       84%          100%
     Creekwood North                              90%       89%       89%           91%
     Cross Creek                                  91%       90%       93%           92%
     Devonshire/Dunhill/
        Sandstone                                 88%       80%       71%           86%
     Diamond Loch                                 95%       91%       92%           90%
     Fenway Hall                                  97%       92%       83%           96%
     Forest Oaks                                  92%       93%       97%           97%
     Heather Hills                                87%       92%       93%           81%
     Huntington Green                             93%       93%       96%           94%
     Kirklevington                                91%       91%       93%           95%
     Lake Point                                   85%       83%       90%           85%
     Mariposa Manor                               93%       90%       79%           88%
     Martins Landing                              95%       96%       97%           94%
     Palm Court                                   93%       96%       97%           95%
     Park Dale Gardens                            95%       96%       93%           94%
     Pheasant Pointe                              95%       90%       90%           96%
     Pinecrest                                    92%       90%       90%           95%
     Plaza Hills                                  98%       96%       95%           99%
     Prado Bay                                    92%       92%       89%           94%
     Spring Pines                                 95%       93%       89%           96%
     Summit on the Lake                           95%       95%       97%           94%
     Woodcreek (CO)                               96%       95%       97%           96%
     Woodcreek (FL)                               94%       94%       91%           94%
                                                  --        --        --            --
     SUBTOTAL OR WEIGHTED AVERAGE(e)              91%       90%       90%           90%
                                                  --        --        --            --

     Office Buildings:
     Emerson Center                               65%       55%       51%           79%
     NW O'Hare                                    88%       78%       75%           88%
     Rancho Sorrento                              78%       63%       77%           96%
                                                  --        --        --            --
     SUBTOTAL OR WEIGHTED AVERAGE(e)              77%       65%       68%           88%
                                                  --        --        --            --

                          NATIONAL INCOME REALTY TRUST
                        REAL ESTATE SUMMARY (CONTINUED)
                               DECEMBER 31, 1996
                                  (Unaudited)

                                                                         Average Rent Per Sq. Ft.(a)   Current
                                                     Number                Year Ended December 31,      Market
                                                      of       Square    ---------------------------   Rent Per
     Property               Location                 Units      Feet      1996      1995      1994    Sq. Foot(b)
     --------               --------                 -----      ----     ------    ------    -------  -----------
     PROPERTIES ACQUIRED PRIOR TO DECEMBER 31,1994:

     Shopping Centers:
     Emerson Center        Atlanta, GA                  -       17,733   $13.61    $12.41    $ 5.56      $13.61
     K-Mart Plaza          Charlotte, NC (f)            -      117,200     0.39      0.42      0.54        1.66
     K-Mart Plaza          Temple Terrace, FL           -       63,887     3.65      3.65      3.65        3.65
     K-Mart Plaza          Thomasville, GA (g)          -       55,552     2.96      2.96      2.96        2.96
     Lakeview Mall         Manitowoc, WI                -      214,620     1.43      1.33      1.26        3.45
     Midland Plaza         Midland, MI                  -       30,650     3.38      3.38      3.38        3.38
     Midway Mills          Carrollton, TX               -       72,065     9.70      8.91      8.32       10.19
     Mountain View         Las Vegas, NV                -       20,092    10.17      9.80      9.72       10.71
     Northside Mall        Gainesville, FL (h)          -      139,337     3.93      3.86      4.19        4.16
     Southgate             Waco, TX                     -       94,675     2.10      2.50      2.62        4.35
     Stewart Square        Las Vegas, NV                -       39,600     8.96      8.04      6.55        9.28
     Times Square          Lubbock, TX                  -       19,550     4.72      3.38      3.68        5.96
                                                    -----    ---------  -------   -------   -------     -------
     SUBTOTAL OR WEIGHTED AVERAGE (e)                   -      884,961     3.61      3.45      3.27        4.64
                                                    -----    ---------  -------   -------   -------     -------
     SUBTOTAL PRIOR TO ACQUISITIONS (e)                 -    6,286,858     6.03      5.72      5.62        7.37
                                                    -----    ---------  -------   -------   -------     -------

     1995 Acquisitions:
     Marina Park           North Miami, FL             90       86,850     7.76      6.55         -        9.71
     Meadowbrook           Baton Rouge, LA            200      127,524     6.76      6.65         -        7.64
     Mustang Creek         Arlington, TX              120      167,880     5.11      5.06         -        6.19
     Park Norton           Los Angeles, CA             55       25,208     7.48      4.51         -        9.52
     Park Place            Los Angeles, CA             39       15,640     8.15      2.04         -       10.80
     K-Mart Plaza          Indianapolis, IN (i)         -       96,268      .56      3.33         -        0.00
                                                    -----    ---------  -------   -------   -------     -------
     SUBTOTAL OR WEIGHTED AVERAGE (e)                 504      519,370     5.32      5.26         -        7.72
                                                    -----    ---------  -------   -------   -------     -------

     1996 Acquisitions:
     River City Landing    Jacksonville, FL           352      356,800     2.79         -         -        5.50
     The Regent            Jacksonville, FL (j)       304      288,320     1.74         -         -        5.98
     Woodbrier             Oklahoma City, OK          128      114,900     4.59         -         -        5.10
     Jackson Square        Jackson, MS                  -      341,624     1.31         -         -        3.67
                                                    -----    ---------  -------   -------   -------     -------
     SUBTOTAL OR WEIGHTED AVERAGE (e)                 784    1,101,644     2.24         -         -        5.02
                                                    -----    ---------  -------   -------   -------     -------

     ACQUISITIONS SUBTOTAL OR WEIGHTED AVERAGE (e)  1,288    1,621,014     3.23      5.26         -        5.77
                                                    -----    ---------  -------   -------   -------     -------
     GRAND TOTAL                                    7,078    7,907,872  $  5.45   $  5.68   $  5.62     $  7.06
                                                    =====    =========  =======   =======   =======     =======
                                                       Economic Occupancy(c)
                                                      Year Ended December 31,       Physical
                                                     ------------------------       Occupancy
     Property                                        1996      1995      1994    Dec. 31, 1996(d)
     --------                                        ----      ----      ----    ----------------
     PROPERTIES ACQUIRED PRIOR TO DECEMBER 31,1994:

     Shopping Centers:
     Emerson Center                                   100%       96%      63%          100%
     K-Mart Plaza                                      21%       21%      27%            3%
     K-Mart Plaza                                     100%      100%     100%          100%
     K-Mart Plaza                                     100%      100%     100%          100%
     Lakeview Mall                                     43%       45%      65%           40%
     Midland Plaza                                    100%      100%     100%          100%
     Midway Mills                                      99%       95%      91%           99%
     Mountain View                                    100%      100%     100%          100%
     Northside Mall                                    94%       94%      99%           95%
     Southgate                                         50%       64%      68%           36%
     Stewart Square                                    92%       87%      80%           94%
     Times Square                                      80%       59%      64%           84%
                                                       --        --       --            --
     SUBTOTAL OR WEIGHTED AVERAGE (e)                  69%       69%      75%           64%
                                                       --        --       --            --
     SUBTOTAL PRIOR TO ACQUISITIONS (e)                87%       86%      87%           86%
                                                       --        --       --            --

     1995 Acquisitions:
     Marina Park                                       88%       88%       -            90%
     Meadowbrook                                       94%       92%       -            93%
     Mustang Creek                                     89%       93%       -            82%
     Park Norton                                       81%       51%       -            93%
     Park Place                                        85%       43%       -            98%
     K-Mart Plaza                                      17%      100%       -             0%
                                                       --        --       --            --
     SUBTOTAL OR WEIGHTED AVERAGE (e)                  76%       90%       -            88%
                                                       --        --       --            --

     1996 Acquisitions:
     River City Landing                                55%        -        -            47%
     The Regent                                        31%        -        -            55%
     Woodbrier                                         97%        -        -            95%
     Jackson Square                                    46%        -        -            44%
                                                       --        --       --            --
     SUBTOTAL OR WEIGHTED AVERAGE (e)                  50%        -        -            53%
                                                       --        --       --            --

     ACQUISITIONS SUBTOTAL OR WEIGHTED AVERAGE (e)     58%       90%       -            63%
                                                       --        --       --            --
     GRAND TOTAL                                       81%       86%      87%           82%
                                                       ==        ==       ==            ==

                          NATIONAL INCOME REALTY TRUST
                        REAL ESTATE SUMMARY (CONTINUED)
                               DECEMBER 31, 1996
                                  (Unaudited)


(a) Amounts represent rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debts, vacancies, and discounts and concessions. Gross potential rent equals actual lease rates on leased units/space and market rates on vacant units/space.

(b) Represents annualized market rate per square foot at December 31, 1996, based upon scheduled rents at such time.

(c) Computed as follows: [(Annual gross potential rent less annual vacancy losses) divided by annual gross potential rent].

(d) Represents actual physical occupancy as of the end of the last week of the fiscal year ended December 31, 1996.

(e) The weighted average rent per square foot and occupancy are based on the square footage in each property.

(f) K-Mart's lease expired January 1994. At December 31, 1996, space had not been re-leased.

(g) Lease expires September 2004. During the first quarter of 1995, K-Mart moved out and sublet the space to two tenants.

(h) K-Mart's lease expires September 2002. K-Mart moved out in 1993 and continues to pay the scheduled rent on the portion of the space it has not sublet.

(i) Acquired through a deed in lieu of foreclosure on December 31, 1994. For purposes of this schedule, it has been classified as a 1995 acquisition. Prior to the Trust acquiring the property, K-Mart vacated the premises, and the lease was assigned to the City of Indianapolis. The City of Indianapolis ceased rent payments in March 1996 due to condemnation of the property. See NOTE 4. "REAL ESTATE AND DEPRECIATION" to the Notes to Consolidated Financial Statements for a discussion of the condemnation.

(j) This property is included with 1996 acquisitions because redevelopment was substantially completed during 1996 although the property was purchased in 1995.


Management believes that its properties are adequately covered by liability and casualty insurance, consistent with industry standards.

                          NATIONAL INCOME REALTY TRUST
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                               DECEMBER 31, 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                      Stated                            Balance
                                                   Original          Balance          Interest         Maturity          Due at
Name of Property                                    Amount        Dec 31, 1996        Rate (A)           Date           Maturity
----------------                                  -----------     ------------       ----------        ---------      ------------
Residential
    Acadian Place.......................       $         600   $             551         8.50%         Apr   -  97    $        547
    Bay West............................               5,100               4,916         8.89%         Jan   -  19               -
    Bayfront............................               2,086               2,032         8.99%         Jul   -  00           1,953
    Bryan Hill..........................               3,500               2,999         8.50%         Nov   -  97           2,962
    Carlyle Towers......................               4,500               4,019         8.69%         Mar   -  99           3,625
    Cornell.............................               1,623               1,508         8.38%         Jan   -  99           1,504
    Creekwood North.....................               3,050               3,036         8.05%         May   -  06           2,683
    Cross Creek.........................               2,000               1,962         9.78%         Feb   -  00           1,882
    Fenway Hall.........................               1,375               1,320         8.38%         Oct   -  98           1,287
    Forest Oaks.........................               3,075               3,056         8.16%         Jun   -  06           2,501
    Heather Hills.......................              16,790              16,750         7.88%         Jan   -  31             117
    Kirklevington.......................               2,470               2,440         9.00%         Nov   -  99           2,364
    Lake Point..........................               7,165               6,992         9.36%         Oct   -  01           6,466
    Marina Park.........................               2,500               2,448         8.75%         May   -  98           2,385
    Mariposa Manor......................                 784                 767         8.13%         Apr   -  02             701
    Martins Landing.....................               5,000               4,931         7.65%         Dec   -  05           4,014
    Palm Court..........................               3,000               2,937         9.67%         Dec   -  04           2,525
    Park Dale Gardens...................               3,000               2,946         8.30%         Jul   -  05           2,448
    Park Norton.........................                 564                 553         5.81%         Jun   -  05             341
    Pheasant Pointe.....................               6,200               5,743         9.75%         Oct   -  97           5,682
    Pinecrest...........................               9,250               8,202         7.33%         May   -  98           7,954
    Plaza Hills.........................               1,773               1,764         8.35%         Jul   -  06           1,449
    Prado Bay...........................               3,000               2,888         8.43%         Nov   -  99           2,663
    River City Landing..................               4,800               4,771         8.09%         Dec   -  99           4,578
    River City Landing..................                 130                 130         6.00%         Jan   -  97             130
    Summit on the Lake..................               5,500               3,555         8.63%         Sep   -  07           2,398
    Woodbrier...........................               1,300               1,203         7.93%         Nov   -  03             872
    Woodcreek (CO)......................               3,000               2,862         8.69%         Mar   -  99           2,750
    Woodcreek (FL)......................               3,800               3,728         9.73%         Feb   -  05           3,203
                                                 -----------            --------     ---------                           ---------
                                                     106,935             101,009         8.48% (B)                          71,984
                                                 -----------            --------     ---------                           ---------

--------------------

(A) For loans with variable interest rates, the rate in effect at December 31, 1996, is presented.
(B) Represents weighted average interest rate at December 31, 1996.

                          NATIONAL INCOME REALTY TRUST
             MORTGAGE LOANS SECURED BY OWNED PROPERTIES (Continued)
                               DECEMBER 31, 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                      Stated                              Balance
                                                   Original        Balance           Interest         Maturity            Due at
Name of Property                                    Amount       Dec 31, 1996        Rate (A)          Date              Maturity
----------------                                ------------     ------------        -------         ---------        -------------
Office Buildings

    Emerson Center......................        $      2,900     $         2,883         8.75%         May   -  99     $     2,808
    Emerson Center......................(B)            1,218                 977            -          May   -  99             841
    Northwest O'Hare....................               2,000                 881         7.75%         Nov   -  98             676
    Northwest O'Hare....................                 415                 245         8.75%         Feb   -  01             159
    Rancho Sorrento.....................               3,550               2,904         9.00%         Aug   -  00           2,414
                                                ------------     ---------------      -------                          -----------
                                                      10,083               7,890         8.73% (C)                           6,898
                                                ------------     ---------------      -------                          -----------

Shopping Centers

    Emerson Center......................               1,250               1,224         9.50%         Jul   -  99           1,193
    K-Mart - Charlotte..................               1,360               1,279         9.75%         Oct   -  98           1,230
    K-Mart - Indianapolis (D)...........               2,540               1,725         9.75%         Sep   -  06            -
    K-Mart - Temple Terrace.............               1,750               1,031         8.50%         May   -  05            -
    K-Mart - Temple Terrace.............                 347                 329        10.25%         Oct   -  98             317
    K-Mart - Thomasville................               1,300                 805         9.63%         Sep   -  05            -
    K-Mart - Thomasville................                 290                 275        10.25%         Oct   -  98             267
    Midland Plaza.......................                 305                 289         9.75%         Oct   -  98             277
    Midway Mills........................               4,200               4,155         8.64%         Dec   -  05           3,455
    Mountain View.......................               1,050               1,047        11.68%         Aug   -  01             993
    Northside Center....................               3,100               1,853         9.00%         Nov   -  05            -
    Southgate...........................               2,263               1,306         8.00%         Oct   -  03             982
                                                ------------     ---------------      -------                          -----------
                                                      19,755              15,318         9.25% (C)                           8,714
                                                ------------     ---------------      -------                          -----------

    Line of credit  (E).................               9,000               8,764         8.75%         Sep -  98              -
                                                ------------     ---------------      -------                          -----------

Total...................................          $  145,773     $       132,981         8.60% (C)                     $    87,596
                                                ============     ===============      =======                          ===========


-------------------

(A) For loans with variable interest rates, the rate in effect at December 31, 1996, is presented.
(B) Represents non-interest bearing unsecured debt associated with the property payable from 30% of Excess Cash Flow, as defined, of the property or funds from the sale or refinance of the property.
(C) Represents weighted average interest rate at December 31, 1996.
(D) The Trust ceased making debt service payments on this non-recourse loan in March 1996 upon condemnation of the collateral property. See NOTE 4. "REAL ESTATE AND DEPRECIATION" in the Notes to Consolidated Financial Statements for a discussion of the condemnation.
(E) The line of credit is secured by mortgages on Diamond Loch, Meadowbrook, Mustang Creek, and The Regent.

Partnership Properties. The Trust and Continental Mortgage and Equity Trust ("CMET") own Sacramento Nine ("SAC 9"), which consists of two fully leased office buildings in the vicinity of Sacramento, California, as tenants-in-common. The Trust has a 70% undivided interest in SAC 9. Under the terms of the joint tenancy agreement, unanimous consent is required of both the Trust and CMET for any material changes in the operations of the properties, including sales, refinancings, and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in SAC 9 using the equity method.

The Trust and CMET are also partners in Income Special Associates ("ISA"), a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns a 100% interest in Indcon, L.P., formerly known as Adams Properties Associates, which currently owns five industrial warehouses. The Trust, as a noncontrolling partner, accounts for its investment in ISA using the equity method.

The Trust holds a 49% limited partner interest and a 1% general partner interest in English Village Partners, L.P. ("English Village"), which owns a 300-unit apartment complex in Memphis, Tennessee. The Trust, as a noncontrolling partner, accounts for its investment in English Village using the equity method.

In June 1995, the Trust acquired a 50% economic interest in an office building located at 801 Pennsylvania Avenue, Washington, D.C., (the "Property") through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $3.0 million. In accordance with the terms of the Note, the Trust's $3.0 million investment, as well as any additional advances made to the Property, is to be repaid from Property cash flow after operating expenses with interest at the rate of 11% per annum. The $5.5 million remaining balance of the Note plus accrued interest may be satisfied by payment of 50% of all funds available after Property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Note is nonrecourse to all parties and is secured only by the Property. The Trust accounts for this investment under the equity method.

The following table sets forth certain information relating to the Trust's partnerships' properties as of December 31, 1996.

                                                                 Average Rent            Economic
                                                               Per Square Foot(a)       Occupancy(b)
                                 Property           Square     ----------------     -----------------
           Partnership           Location           Footage     1996     1995        1996        1995
       ------------------      --------------      ---------   -------  -------     -------     -----
       Sacramento Nine         Rancho Cordova, CA   103,764   $ 10.76   $ 11.14        91%       100%
       801 Pennsylvania        Washington, D.C.      58,153      9.32     12.03        56%        60%
       Indcon, L.P.  (C)       Various locations    327,412      4.05      2.00        77%        95%
       English Village         Memphis, TN          364,680      4.64      4.62        93%        96%




---------------------

(a) Amounts represent rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debts, vacancies, and discounts and concessions. Gross potential rent equals actual lease rates on leased units/space and market rates on vacant units/space.
(b) Computed as follows: [(Annual gross potential rent less annual vacancy losses) divided by annual gross potential rent].
(c) The 1995 average rent per square foot and economic occupancy presented related to over 3 million square feet in 32 warehouses which Indcon, L.P., owned at December 31, 1995. Indcon, L.P., owned five warehouses at December 31, 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.






                     [This space intentionally left blank.]

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Trust's shares of beneficial interest, no par value (the "Shares" and each a "Share"), are traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "NIRTS." The following table sets forth the high and low bid quotations of the Shares as reported by the NASDAQ system for the periods indicated, which consist of the last two fiscal years and the quarter ending for which this report is filed, all after giving retroactive effect to the 10% share distributions in September 1995 and September 1996. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                                          1996                      1995
                                   ---------------------      ------------------
                                     High         Low           High       Low
                                   --------     --------      --------   -------
         First quarter             $12           $10          $ 9 3/4    $ 9 5/8
         Second quarter             12 3/4        12            9 3/4      9 1/2
         Third quarter              12 3/4        12 1/4        9 3/4      9 1/2
         Fourth quarter             12 3/8        12           10          9 3/4

For the first quarter of 1997 through March 27, 1997, the high and low bid quotations of the Shares as reported by the NASDAQ system were $15 1/4 and $12 1/4, respectively. During this period, the Trust's Shares traded as high as $15 3/4. Such shares were held by approximately 6,100 holders of record and approximately 4,000 beneficial holders.

Cash distributions paid to shareholders in 1996 and 1995 were as follows (restated to give effect to the 1996 and 1995 share distributions):

                                           1996            1995
                                          -------         -------
           First quarter                  $  .18          $   .16
           Second quarter                    .18              .17
           Third quarter                     .18              .17
           Fourth quarter                    .20              .18



                     [This space intentionally left blank.]

ITEM 6.  SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

                                                            For the Years Ended December 31,
                                          -----------------------------------------------------------------------
                                             1996           1995           1994           1993           1992
                                          -----------    -----------    -----------    -----------    -----------
OPERATING DATA
   Income .............................   $    49,962    $    45,240    $    40,135    $    36,357    $    30,047

   Expenses ...........................       (49,176)       (46,214)       (40,915)       (40,370)       (38,361)
                                          -----------    -----------    -----------    -----------    -----------

   Income (loss) before gains on
     sales of real estate and
     investments and insurance
     settlement and extraordinary
     gain .............................           786           (974)          (780)        (4,013)        (8,314)

   Gain on sale of real estate ........         3,700            533            385            945           --
   Gain on sale of investments ........          --              412            141           --             --
   Gain on insurance settlement .......           451           --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------
   Income (loss) from continuing
     operations .......................         4,937            (29)          (254)        (3,068)        (8,314)

   Extraordinary gain .................          --              737           --            8,888           --
                                          -----------    -----------    -----------    -----------    -----------
   Net income (loss) ..................   $     4,937    $       708    $      (254)   $     5,820    $    (8,314)
                                          ===========    ===========    ===========    ===========    ===========


EARNINGS PER SHARE DATA (1)
   Income (loss) from continuing
     operations .......................   $      1.32    $      (.01)   $      (.06)   $      (.74)   $     (1.86)
   Extraordinary gain .................          --              .20           --             2.15           --
                                          -----------    -----------    -----------    -----------    -----------
   Net income (loss) ..................   $      1.32    $       .19    $      (.06)   $      1.41    $     (1.86)
                                          ===========    ===========    ===========    ===========    ===========

   Distributions (2) ..................   $       .74    $       .68    $       .52    $       .15    $      --

   Weighted average shares (3) ........     3,733,036      3,764,306      3,924,926      4,132,279      4,471,789

                                                                         December 31,
                                          -----------------------------------------------------------------------
                                              1996           1995           1994           1993           1992
                                          -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA
   Real estate ........................   $   195,251    $   195,675    $   185,358    $   172,634    $   167,205
   Notes and interest receivable ......         2,007         12,662         16,271         19,394         30,611
   Investments in partnerships ........         4,739         10,780         11,026         11,804         12,583
   Total assets .......................       211,341        222,038        217,040        199,486        205,517
   Notes, debentures, and
     interest payable .................       134,270        144,497        138,316        114,351        123,263
   Shareholders' equity ...............        69,063         69,627         73,360         78,174         74,927

   Book value per share ...............   $     19.60    $     20.53    $     22.81    $     22.94    $     20.31


-----------------

(1) Share and per share data have been restated to give effect to 10% share distributions paid in September 1996, September 1995, September 1994, and July 1993.
(2) Distributions in 1996, 1995, and 1994 represented return of capital. 1993 distributions were taxable to shareholders as ordinary income.
(3) Represents the weighted average shares of beneficial interest used in the computation of earnings per share.

ITEM 6. SELECTED FINANCIAL DATA (Continued) (Dollars in thousands, except per share data)

                                                         For the Years Ended December 31,
                                           ------------------------------------------------------------
                                             1996         1995         1994         1993        1992
                                           ---------    ---------    ---------    ---------   ---------
OTHER DATA
   Net income (loss) ...................   $   4,937    $     708    $    (254)   $   5,820   $  (8,314)
     Gain on sale of real estate .......      (3,700)        (533)        (385)        (945)       --
     Gain on sale of investments .......        --           (412)        (141)        --          --
     Gain on insurance settlement ......        (451)        --           --           --          --
     Extraordinary gain ................                     (737)        --         (8,888)       --
     Equity (income) loss ..............      (1,500)        (770)        (105)          34        (204)
     Depreciation ......................       5,374        5,959        4,992        4,639       3,982
     Provision for losses ..............         300         (425)        --          1,390       2,400
     Funds from operations-
       equity affiliates ...............         906        1,652        1,191          884         969
                                           ---------    ---------    ---------    ---------   ---------

FUNDS FROM OPERATIONS (1) ..............   $   5,866    $   5,442    $   5,298    $   2,934   $  (1,167)
                                           =========    =========    =========    =========   =========


FUNDS FROM OPERATIONS PER SHARE (2) ....   $    1.57    $    1.45    $    1.35    $     .71   $    (.26)
                                           =========    =========    =========    =========   =========

(1) Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, equals net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. "Funds from operations - equity affiliates" is calculated to reflect funds from operations in the same manner. The amortization of deferred financing costs and prepaid leasing commissions is not added to net income (loss) in the Trust's calculation of FFO, which is consistent with the Trust's historical calculation of FFO. FFO does not represent cash flow from operating activities and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flow as a measure of liquidity or the ability to pay distributions.
(2) Per share data have been restated to give effect to 10% share distributions paid in September 1996, September 1995, September 1994, and July 1993.









                     [This space intentionally left blank.]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

National Income Realty Trust (the "Trust") invests in real estate through acquisitions and joint ventures and, to a lesser extent, in mortgage loans secured by real estate. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At December 31, 1996, the Trust's real estate portfolio included 58 properties (nine held for sale) located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 37 apartment complexes, 14 shopping centers, three office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except for thirteen properties, is encumbered by mortgages. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgages are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline.

The Trust's objective is to maximize the long term value of its real estate portfolio with an emphasis on increasing operating income and future cash distributions to shareholders. Management focuses on both the appreciation of the existing real estate portfolio, through intensive management and capital improvements, and enlarging the portfolio with highly selective and opportunistic acquisitions concentrated on older, undermanaged, and underperforming multifamily projects in geographical regions where the Trust presently owns properties. In addition to raising capital through operating income, the Trust intends to generate capital through mortgage refinancings and selective disposition of certain assets.

Liquidity and Capital Resources

Unrestricted cash and cash equivalents aggregated $3.9 million at December 31, 1996, compared with $1.7 million at December 31, 1995. The Trust's principal sources of cash have been property operations, collections of mortgage notes receivable, and external sources, such as property sales and refinancings. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular distributions.

     Operating Activities

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) continues to increase from $14.7 million in 1994 to $17.6 million in 1995 and $19.3 million in 1996, primarily due to the operations of properties acquired by the Trust during 1994, 1995, and 1996. Additionally, during the first half of 1994, approximately $1.0 million of prior year real estate taxes were paid. Along with the benefit derived from the operations of the acquired properties, the Trust incurred higher interest payments due to the associated mortgage debt secured by these properties. In September 1996, the Trust sold Century Centre II Office Building ("Century Centre"), the operations of which accounted for cash flow from property operations in 1994, 1995, and 1996 of $1.6 million, $1.4 million, and $1.5 million, respectively. See NOTE 4. "REAL ESTATE AND DEPRECIATION" in the Notes to Consolidated Financial Statements for a discussion of the sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Investing Activities

The Trust purchased five properties in 1994, six properties in 1995, and two properties in 1996, increasing the Trust's multifamily portfolio by 2,108 completed apartments and 265 units under construction to total 7,343 units at December 31, 1996. The aggregate purchase prices for the 1994, 1995, and 1996 acquisitions were $16.2 million, $11.0 million, and $9.4 million, respectively. The aggregate initial cash invested in the 1994, 1995, and 1996 acquisitions was $3.0 million, $3.8 million, and $3.2 million, respectively. The balance of the acquisition cost was financed through new mortgage debt or assumption of existing mortgage debt.

In September 1996, the Trust sold Century Centre, receiving net cash proceeds of $6.2 million. During 1995, major portions of Lake Highlands land in Dallas, Texas, were sold. The Trust received aggregate net cash proceeds of $790,000 in connection with these sales.

In July 1995, the Trust purchased a tract of land adjacent to the former K-Mart Shopping Center in Kansas City, Missouri, for $125,000. Simultaneously with the purchase, the Trust sold the former K-Mart Shopping Center and most of the tract of land. The Trust received net cash proceeds of $856,000, including a $414,000 lease termination payment from K-Mart, after the first lien payoff $1.1 million and other related closing costs.

During 1995 and 1996, the Trust made real estate improvements totaling $8.0 million and $13.5 million, respectively, to its properties, including $1.1 million and $5.9 million, respectively, on construction at redevelopment properties. Construction on The Regent was substantially complete at December 31, 1996. Projected construction costs for The Vistas at Lake Worth are $9.0 million for 1997. The Trust anticipates capital improvement expenditures on its other properties during 1997 to total approximately $8.0 million.

In addition to capital improvements noted above, payments for property operating expenses in 1996, 1995, and 1994 include property replacements of $2.8 million, $2.5 million, and $2.3 million, respectively. Property replacements are treated as current expenses and include such items as carpet, appliances, landscaping, exterior painting, and parking lot improvements.

During 1996, 1995, and 1994, the Trust received $2.1 million, $3.6 million, and $1.8 million, respectively, representing collections relating to notes receivable. The Trust expects mortgage note collections to decline as existing mortgage loans are paid off and does not anticipate funding mortgage loans in the future, except in connection with, or to facilitate, the sale of real estate.

In June 1994, the Trust sold 15,000 shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET") for $210,000. In January and February 1995, the Trust sold its remaining 39,500 shares of beneficial interest of CMET for $593,000 in cash.

In June 1995, the Trust acquired a 50% economic interest in an office building in Washington, D.C., through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash and a $2.5 million promissory note which was repaid in September 1995. In accordance with the terms of the agreement, the Trust's $3.0 million investment is to be repaid with interest at 11% per annum from cash flow after operating expenses. The remaining $5.5 million balance of the Note plus accrued interest may be satisfied

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Investing Activities (Continued)

by payment of 50% of all funds available after property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Trust intends to refinance the property in 1997. At March 1997, the property was generating $30,000 in net rental income (rental revenue less property operating expenses) per month, and economic occupancy was 82%.

The Trust and CMET are partners in Income Special Associates ("ISA"), a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), which owned five industrial warehouses at December 31, 1996. In May 1994, Indcon sold a warehouse for $4.4 million, receiving $2.2 million in cash, and distributed to the Trust its share of the proceeds of $871,000. During the first half of 1996, Indcon sold 27 warehouses for $41.2 million, receiving net cash proceeds of $16.8 million, after the payoff of the existing $23.5 million existing mortgage loan and related closing costs. Indcon distributed $6.8 million to the Trust as its proportionate share of the sales proceeds plus an allowance for brokerage commissions.

Subsequent to year end, in January 1997, in exchange for a capital contribution of $200,000, which was matched by the other partners, the Trust received a 1% general partner interest and a 49% limited partner interest in RI Windsor, Ltd., a limited partnership formed to construct a 324-unit apartment complex to be known as The Mayfaire at Windsor Parke in Jacksonville, Florida, at an estimated cost of $19.0 million. The property is expected to be completed in the fourth quarter of 1997. The partnership has obtained an $18.0 million construction loan to finance the construction. The Trust also loaned the partnership $2.0 million which is to be repaid from construction loan proceeds following completion. Until lease-up of the property, the construction loan is guaranteed by the other general partner.

     Financing Activities

During 1996, the Trust obtained first mortgage financing totaling $34.3 million secured by nine Trust properties and received net cash proceeds of $7.3 million after the payoff of $24.4 million in existing mortgage debt on such properties. The Trust also paid off mortgage loans scheduled to mature in 1996 totaling $689,000 and made $3.4 million of other principal payments.

During 1995, the Trust obtained first mortgage financing totaling $18.0 million on five Trust properties and received net cash proceeds of $4.5 million after the payoff of $12.2 million in existing mortgage debt. The Trust also obtained short term financing totaling $5.5 million, $2.5 million of which was paid off in 1996, which was used to facilitate the payoff of three mortgage loans totaling $6.4 million. Additionally, in September 1995, the Trust paid $2.4 million in satisfaction of the note payable which financed the acquisition of the 801 Pennsylvania Avenue investment. The Trust also extended or paid off mortgage loans scheduled to mature in 1995 totaling $5.0 million and made other principal payments totaling $2.3 million.

During 1994, the Trust obtained first mortgage financing totaling $26.9 million on seven Trust properties, receiving net cash proceeds of $9.4 million after the payoff of $15.8 million in existing debt ($7.0 million of which matured during 1994). In addition, the Trust made other principal payments of $4.1 million during 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Financing Activities (Continued)

Mortgage principal payments totaling $11.7 million are due in 1997, including $9.4 million of balloon payments. The Trust intends to either pay off the maturing mortgages or extend the due dates while seeking to obtain long term refinancing. However, while management is confident of its ability to acquire financing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

Based on the performance of the Trust's properties, the Trust's Board of Trustees (the "Board") voted in July 1993 to resume the payment of regular quarterly distributions to shareholders. Cash distributions paid to shareholders totaled $2.7 million, $2.5 million, and $2.1 million in 1996, 1995, and 1994, respectively. The Trust also paid a 10% share distribution in each of 1996, 1995, and 1994.

During 1996, 1995, and 1994, the Trust repurchased 285,189, 123,500, and 192,000 of its shares of beneficial interest at a total cost of $3.7 million, $1.4 million, and $2.3 million, respectively. In May 1994, the Board authorized the repurchase of up to 300,000 additional shares of beneficial interest all of which have been purchased. During 1996, the Board authorized the Trust to repurchase up to an additional 281,592 shares of beneficial interest, of which 167,891 were purchased during 1996.

Two partnerships in which the Trust holds interests obtained first mortgage financing during 1995. The Trust received distributions totaling $3.0 million representing its share of the net refinancing proceeds.

Results of Operations

1996 COMPARED TO 1995. The Trust reported net income of $4.9 million for the year ended December 31, 1996, as compared to $708,000 for the year ended December 31, 1995. The primary reason for the improvement in operating results is the $3.7 million gain on the sale of Century Centre in September 1996. The other underlying components of the Trust's results of operations are discussed in the following paragraphs.

Net rental income increased from $18.1 million for the year ended December 31, 1995, to $19.4 million for the corresponding period in 1996.

     Multifamily Properties

     The Trust's multifamily portfolio, which represented 75% of the Trust's real estate and included 7,078 operating units at December 31, 1996, reported an increase in net rental income of $1.2 million for the year ended December 31, 1996, as compared to the corresponding period in 1995, primarily due to properties acquired after 1994. Net rental income for multifamily properties held in both years remained relatively stable. Increased rental revenue from higher rental rates was offset by increased operating expenses related to the Trust's continued efforts to improve its properties. Overall, both physical and economic occupancy levels have increased slightly for multifamily properties held in both years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     Commercial Properties

     The Trust's commercial portfolio included 1.7 million square feet at December 31, 1996. An increase in net rental income of $206,000 resulted from the addition of Jackson Square Shopping Center, acquired through a deed in lieu of foreclosure in January 1996. A decrease of $139,000 resulted from the sale of K-Mart Shopping Center in Kansas City, Missouri, in July 1995, and a decrease of $410,000 resulted from the sale of Century Centre in September 1996. Net rental income generated by Century Centre was $1.2 million in 1996 and $1.6 million in 1995. Commercial properties held in both years reported an overall increase in net rental income of $459,000, principally due to lower vacancies slightly offset by increased operating expenses. After June 30, 1996, the Trust concluded leases on 124,000 square feet of previously vacant space generating monthly rental revenue of over $117,000.

Interest revenue decreased from $1.1 million for the year ended December 31, 1995, to $631,000 for the corresponding period in 1996. A $564,000 decrease resulted from the payoff of the Greentree mortgage note receivable in September 1995 and the acquisition of Jackson Square Shopping Center through deed in lieu of foreclosure in January 1996.

Equity in income of partnerships was $1.5 million for the year ended December 31, 1996, compared to $770,000 for the corresponding period in 1995. This increase was primarily due to distribution of financing proceeds by SAC 9 and English Village in excess of the Trust's investments in those partnerships.

Interest expense was $12.0 million for the year ended December 31, 1996, as compared to $12.3 million for the year ended December 31, 1995. An increase of $302,000 resulted from interest on mortgage loans obtained or assumed in connection with 1995 and 1996 property acquisitions. In addition, long term and interim first mortgage financing obtained during 1995 and 1996 increased mortgage loans by $14.2 million and the related interest expense by $459,000 for this period. These increases were more than offset by decreases totaling $1.2 million due to the sale of K-Mart Shopping Center in Kansas City, Missouri, in July 1995; ceasing payments on the mortgage loan secured by K-Mart Shopping Center in Indianapolis, Indiana, in March 1996 upon condemnation of the property; the sale of Century Centre in September 1996; and interest capitalized to the carrying values of unencumbered development properties during 1995 and 1996.

Depreciation expense decreased from $6.0 million for the year ended December 31, 1995, to $5.4 million for the corresponding period in 1996. Effective January 1, 1996, the Trust's adopted Statement of Financial Accounting Standards ("SFAS") No. 121, which required the Trust to cease depreciation of its assets held for sale, resulting in a decrease of $927,000.

Advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon"), were $1.1 million in 1996 and $1.0 million in 1995. The current advisory agreement calls for a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board. The initial advisory agreement also called for a $100,000 annual base fee, which was eliminated in April 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

In September 1996, the Trust recorded a $300,000 provision for loss to reduce the carrying value of Mariposa Manor Apartments to its then estimated fair value.

During 1995, the Trust recorded a provision for loss credit of $425,000. This credit was comprised of a provision for loss of $275,000 to reduce the net carrying value of K-Mart Shopping Center in Kansas City, Missouri, to its net sales proceeds and a reversal of a previously provided allowance for estimated loss of $700,000 against Pepperkorn Office Building which was determined to no longer be necessary after litigation involving the property was decided in favor of the Trust.

In addition to the $3.7 million gain on the sale of Century Centre discussed previously, during 1996, the Trust reported a gain of $22,000 on the sale of real estate related to the sale of the Indcon warehouses and a $451,000 gain due to Indcon's insurance settlement received as a result of the warehouse fire in September 1995. During 1995, the Trust reported a gain of $412,000 on the sale of shares of beneficial interest of CMET and gains totaling $533,000 on sales of portions of Lake Highlands land.

1995 COMPARED TO 1994. The Trust reported improvement in 1995 net operating results from a $254,000 net loss incurred in 1994 to $708,000 net income recorded in 1995. The underlying reasons for this improvement are discussed in the following paragraphs.

Net rental income increased from $16.2 million in 1994 to $18.1 million in 1995.

     Multifamily Properties

     The Trust's multifamily portfolio, which accounted for 66% of the Trust's real estate portfolio and included 6,294 operating units at December 31, 1995, reported an increase in net rental income of $2.0 million, or 17%, for 1995 as compared to 1994. Of this increase, $1.9 million is related to properties acquired in 1994 and 1995. For multifamily properties held in both years, net rental income increased $107,000 due to increased revenue from higher rental rates, partially offset by increased operating expenses and rental losses, including discounts and concessions and bad debt expense, related to the Trust's continued efforts to improve physical occupancy rates. Overall, both physical and economic occupancy levels remained relatively stable for multifamily properties held in both years.

     Commercial Properties

     The Trust's commercial portfolio included 1.5 million square feet at December 31, 1995. The K-Mart Shopping Center in Indianapolis, Indiana, was a new addition to the Trust's commercial portfolio in December 1994 and contributed an additional $278,000 to 1995 net rental income. In February 1996, this property was condemned, and both rental and mortgage payments ceased. The sale of the K-Mart Shopping Center in Kansas City, Missouri, in July 1995 caused a $105,000 decrease in net rental income. Commercial properties held in both years reported an overall decrease in net rental income of $250,000, principally due to higher economic vacancies and increased operating expenses related to continued efforts to increase physical occupancy levels, which remained relatively stable between 1994 and 1995.

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

Equity in income of partnerships increased from $105,000 in 1994 to $770,000 in 1995, mainly due to the Trust's investment in ISA, in which the Trust holds a 40% interest. Indcon, L.P., ("Indcon") in which ISA holds an effective 100% interest, reported increases in rental income due to higher rental rates and increases in common area cost recovery income. This partnership also experienced decreases in certain expenses such as depreciation, insurance, and real estate taxes. Effective October 1, 1995, Indcon ceased depreciation on a majority of its properties, increasing the Trust's equity income by $134,000, in accordance with SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" due to an impending sale of most of these properties which was consummated during the first half of 1996.

Interest expense increased from $10.5 million for 1994 to $12.3 million for 1995. Of this increase, $1.4 million resulted from interest expense associated with mortgage loans obtained or assumed in connection with 1994 and 1995 property acquisitions. In addition, first mortgage financing obtained on properties held during 1994 and 1995 increased mortgage loans by $16.5 million and the related interest expense by $1.0 million in 1995. These increases were slightly offset by decreases totaling $356,000 related to the sale of K-Mart Shopping Center in Kansas City, Missouri, in 1995, the payoff of the mortgage loan secured by Mountain View Shopping Center in 1994, the settlement of litigation involving the note payable secured by Pepperkorn Office Building in May 1995, and interest capitalized to the carrying values of unencumbered development properties during 1995.

Depreciation expense increased from $5.0 million in 1994 to $6.0 million in 1995 due to the depreciation of properties acquired during 1995 and 1994 and the additional depreciation of capital improvements made to Trust properties during 1994 and 1995 of $2.1 million and $8.0 million, respectively.

Advisory fees to Basic Capital Management, Inc., ("BCM") were $468,000 for the first quarter of 1994. Advisory fees to Tarragon were $909,000 for the last three quarters 1994 and $1.0 million during 1995. The Trust changed advisors from BCM to Tarragon effective April 1, 1994. Under the BCM advisory agreement, the Trust paid a monthly advisory fee equal to .0625% of the Trust's average gross asset value and an incentive fee equal to 7.5% per annum of the Trust's net income. The initial Tarragon advisory agreement called for a $100,000 annual base fee, which was eliminated in the first quarter of 1995, and a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board. For a detailed discussion of the advisory agreements, see ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor."

In May 1994, the Trust reported a gain on the sale of real estate of $385,000 related to the sale of a warehouse by Indcon. The Trust reported gains totaling $533,000 on the sales of portions of Lake Highlands land in Dallas, Texas, during 1995. The Trust also recognized gains on sales of investments of $141,000 during 1994 and $412,000 during 1995 attributable to the sale of the shares of beneficial interest of CMET.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

An extraordinary gain of $67,000 was recorded during the third quarter of 1995 related to the discounted payoff of the $2.5 million note payable which financed the acquisition of the investment in an office building located in Washington, D.C. In November and December 1995, the Trust recorded extraordinary gains of $110,000 and $560,000, respectively, related to the negotiated discounted payoffs of the mortgage notes payable secured by Bryan Hill Apartments and Forest Oaks Apartments. For further discussion, see NOTE 7. "NOTES, DEBENTURES, AND INTEREST PAYABLE" in the Notes to Consolidated Financial Statements.

Allowance for Estimated Losses and Provisions for Losses

The Trust's management, on a quarterly basis, evaluates the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed the lower of its cost or its estimated fair value less estimated costs to sell. In those instances in which estimates of fair value less estimated selling costs of the collateral securing the Trust's mortgage loans or properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation of the carrying values of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Tax Matters

For the years ended December 31, 1996, 1995, and 1994, the Trust elected, and in the opinion of the Trust's management qualified, to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.




                     [This space intentionally left blank.]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Page
Reports of Independent Public Accountants...................................  29

Consolidated Balance Sheets -
  December 31, 1996 and 1995................................................  30

Consolidated Statements of Operations -
  Years Ended December 31, 1996, 1995, and 1994.............................  31

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1996, 1995, and 1994.............................  32

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1996, 1995, and 1994.............................  33

Notes to Consolidated Financial Statements..................................  36

Schedule III - Real Estate and Accumulated  Depreciation....................  56

Schedule IV - Mortgage Loans on Real Estate.................................  61










All other schedules are omitted because they are not required or are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Trustees of National Income Realty Trust


We have audited the accompanying consolidated balance sheets of National Income Realty Trust and subsidiaries as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Income Realty Trust and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



                                                Arthur Andersen LLP


Dallas, Texas
March 13, 1997

                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                             December 31,
                                                                         ----------------------
                                                                           1996          1995
                                                                         ---------    ---------
               Assets                                                    (dollars in thousands)
Notes and interest receivable
  Performing .........................................................   $   1,030    $  11,685
  Nonperforming, nonaccruing .........................................         977          977
                                                                         ---------    ---------
                                                                             2,007       12,662
Real estate held for sale (net of accumulated depreciation
  of $397 in 1996 and 1995) ..........................................      12,198        6,589
                                                                         ---------    ---------
                                                                            14,205       19,251
Less - allowance for estimated losses ................................      (3,274)      (6,274)
                                                                         ---------    ---------
                                                                            10,931       12,977
Real estate held for investment (net of accumulated depreciation
  of $41,854 in 1996 and $44,750 in 1995) ............................     183,053      189,086
Investments in partnerships ..........................................       4,739       10,780
Cash and cash equivalents ............................................       3,862        1,674
Restricted cash ......................................................       2,850        2,329
Other assets (including $30 in 1996 and $11 in 1995 due
  from affiliates) ...................................................       5,906        5,192
                                                                         ---------    ---------
                                                                         $ 211,341    $ 222,038
                                                                         =========    =========
         Liabilities and Shareholders' Equity

Liabilities
Notes, debentures, and interest payable ..............................   $ 134,270    $ 144,497
Other liabilities (including $10 in 1996 and $838 in 1995
  due to affiliates) .................................................       8,008        7,914
                                                                         ---------    ---------
                                                                           142,278      152,411
Commitments and contingencies.........................................
Shareholders' equity
Shares of beneficial interest, no par value; authorized
  shares, unlimited; shares outstanding, 3,523,729 in 1996 and
  3,390,727 in 1995 (after deducting 767,294 shares in 1996 and
  450,857 shares in 1995 held in treasury) ...........................      10,579       10,181
Paid-in capital ......................................................     277,795      276,716
Accumulated distributions in excess of
  accumulated earnings ...............................................    (219,311)    (217,270)
                                                                         ---------    ---------
                                                                            69,063       69,627
                                                                         ---------    =========
                                                                         $ 211,341    $ 222,038
                                                                         =========    =========



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   For the Years Ended December 31,
                                                               ----------------------------------------
                                                                  1996          1995           1994
                                                               -----------   -----------    -----------
                                                              (dollars in thousands, except per share data)
Income
  Rentals ..................................................   $    47,831   $    43,381    $    38,309
  Interest .................................................           631         1,089          1,721
  Equity in income of partnerships .........................         1,500           770            105
                                                               -----------   -----------    -----------
                                                                    49,962        45,240         40,135

Expenses
  Property operations (including $1,014 in 1996,
     $330 in 1995, and $397 in 1994 to affiliates) .........        28,411        25,279         22,085
  Interest .................................................        12,042        12,306         10,538
  Depreciation .............................................         5,374         5,959          4,992
  Advisory fee to affiliate ................................         1,117         1,037            909
  Advisory fee to prior advisor ............................          --            --              468
  General and administrative (including $1,159 in 1996,
     $960 in 1995, and $1,022 in 1994 to affiliates) .......         1,932         2,058          1,923
  Provision for losses .....................................           300          (425)          --
                                                               -----------   -----------    -----------
                                                                    49,176        46,214         40,915
                                                               -----------   -----------    -----------
Income (loss) before gains on sales of real estate and
  investments and insurance settlement and
  extraordinary gain .......................................           786          (974)          (780)
Gain on sale of real estate ................................         3,700           533            385
Gain on sale of investments ................................          --             412            141
Gain on insurance settlement ...............................           451          --             --
                                                               -----------   -----------    -----------
Income (loss) from continuing operations ...................         4,937           (29)          (254)
Extraordinary gain .........................................          --             737           --
                                                               -----------   -----------    -----------
Net income (loss) ..........................................   $     4,937   $       708    $      (254)
                                                               ===========   ===========    ===========

Earnings per share
Income (loss) from continuing operations ...................   $      1.32   $      (.01)   $      (.06)
Extraordinary gain .........................................          --             .20           --
                                                               -----------   -----------    -----------
Net income (loss) ..........................................   $      1.32   $       .19    $      (.06)
                                                               ===========   ===========    ===========

Weighted average shares of beneficial interest
  used in computing earnings per share .....................     3,733,036     3,764,306      3,924,926
                                                               ===========   ===========    ===========



              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       Accumulated    Unrealized
                                                                                       Distributions   Gains on
                                                      Shares of                        in Excess of   Marketable
                                                 Beneficial Interest        Paid-in     Accumulated     Equity      Shareholders'
                                                Shares        Amount        Capital      Earnings     Securities      Equity
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                                                                 (dollars in thousands)
Balance, December 31, 1993 .................   3,126,116    $    9,387    $  274,515    $ (206,180)   $      452    $   78,174
Repurchase of shares of beneficial interest.    (192,000)         (576)       (1,771)         --            --          (2,347)
Cash distributions ($0.52 per share) .......        --            --            --          (2,173)         --          (2,173)
Share distributions ........................     282,151           846         2,434        (3,280)         --            --
Unrealized gains on marketable
   equity securities .......................        --            --            --            --             101           101
Realized gains on marketable equity
   securities ..............................        --            --            --            --            (141)         (141)
Net (loss) .................................        --            --            --            (254)         --            (254)
                                              ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1994 .................   3,216,267         9,657       275,178      (211,887)          412        73,360

Repurchase of shares of beneficial interest.    (123,500)         (370)       (1,069)         --            --          (1,439)
Cash distributions ($0.68 per share) .......        --            --            --          (2,590)         --          (2,590)
Share distributions ........................     297,960           894         2,607        (3,501)         --            --
Realized gains on marketable equity
   securities ..............................        --            --            --            --            (412)         (412)
Net income .................................        --            --            --             708          --             708
                                              ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1995 .................   3,390,727        10,181       276,716      (217,270)         --          69,627

Repurchase of shares of beneficial interest.    (285,189)         (856)       (2,812)         --            --          (3,668)
Conversion of convertible subordinated
   debenture ...............................      93,076           279           721          --            --           1,000
Cash distributions ($0.74 per share) .......        --            --            --          (2,833)         --          (2,833)
Share distributions ........................     325,115           975         3,170        (4,145)         --            --
Net income .................................        --            --            --           4,937          --           4,937
                                              ----------    ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1996 .................   3,523,729    $   10,579    $  277,795    $ (219,311)   $     --      $   69,063
                                              ==========    ==========    ==========    ==========    ==========    ==========


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For the Years Ended December 31,
                                                              --------------------------------
                                                                1996        1995        1994
                                                              --------    --------    --------
                                                                   (dollars in thousands)
Cash Flows from Operating Activities
   Rentals collected ......................................   $ 48,054    $ 42,763    $ 38,402
   Interest collected .....................................        553       1,062       1,587
   Interest paid ..........................................    (11,336)    (12,638)     (9,900)
   Payments for property operations (including
     $1,014 in 1996, $330 in 1995, and $397
     in 1994 to affiliates) ...............................    (28,752)    (25,179)    (23,703)
   General and administrative expenses paid
     (including $1,256 in 1996, $898 in 1995,
     and $1,022 in 1994 to affiliates) ....................     (2,117)     (2,179)     (1,877)
   Advisory fee paid to affiliate .........................     (1,168)     (1,022)       (860)
   Advisory fee paid to prior advisor .....................       --          --          (342)
   Deferred borrowing costs paid ..........................     (1,439)       (777)     (1,455)
                                                              --------    --------    --------

   Net cash provided by operating activities ..............      3,795       2,030       1,852
                                                              --------    --------    --------

Cash Flows from Investing Activities
   Acquisition of real estate .............................     (3,199)     (3,786)     (3,006)
   Proceeds from sale of real estate ......................      6,156       1,646
   Real estate improvements ...............................    (13,547)     (8,022)     (2,052)
   Collections on notes receivable ........................      2,140       3,609       1,841
   Proceeds from sale of investments ......................       --           593         210
   Acquisition of partnership interest ....................       --          (462)       --
   Distributions from partnership's investing
     activities ...........................................      6,817        --           871
   Distribution of partnership's insurance settlement
     proceeds .............................................        760        --          --
   Net distributions from partnerships ....................        437         986         727
                                                              --------    --------    --------

   Net cash (used in) investing activities ................       (436)     (5,436)     (1,409)
                                                              --------    --------    --------








             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)







                                                                     For the Years Ended December 31,
                                                                     --------------------------------
                                                                       1996        1995        1994
                                                                     --------    --------    --------
                                                                          (dollars in thousands)
Cash Flows from Financing Activities
   Proceeds from borrowings ......................................   $ 34,323    $ 23,500    $ 26,913
   Payments on notes payable .....................................    (28,500)    (23,571)    (19,904)
   Repair escrow (deposits) receipts, net ........................       (292)      1,214        (545)
   Payments to prior advisor .....................................       --          --          (132)
   Distributions to shareholders .................................     (2,731)     (2,486)     (2,098)
   Repurchase of shares of beneficial interest ...................     (3,668)     (1,439)     (2,347)
   Borrowings on margin account ..................................        280         785          94
   Advances from (payments to) affiliates ........................       (583)        583        --
   Distributions from partnerships'
     financing activities ........................................       --         3,010        --
                                                                     --------    --------    --------

   Net cash provided by (used in)
     financing activities ........................................     (1,171)      1,596       1,981
                                                                     --------    --------    --------

   Net increase (decrease) in cash and
     cash equivalents ............................................      2,188      (1,810)      2,424

Cash and cash equivalents, beginning of year .....................      1,674       3,484       1,060
                                                                     --------    --------    --------

Cash and cash equivalents, end of year ...........................   $  3,862    $  1,674    $  3,484
                                                                     ========    ========    ========

Reconciliation of net income (loss) to net cash
  provided by operating activities
     Net income (loss) ...........................................   $  4,937    $    708    $   (254)
     Gain on sale of real estate .................................     (3,700)       (533)       (385)
     Gain on sale of investments .................................       --          (412)       (141)
     Gain on insurance settlement ................................       (451)       --          --
     Extraordinary gain ..........................................       --          (737)       --
     Depreciation and amortization ...............................      6,333       6,499       5,357
     Provision for losses ........................................        300        (425)       --
     Equity in (income) of partnerships ..........................     (1,500)       (770)       (105)
     Changes in other assets and other liabilities, net of
      effects of noncash investing and financing activities:
        (Increase) in interest receivable ........................        (55)         (7)       (134)
        (Increase) in other assets ...............................     (2,665)     (1,962)     (1,734)
        Increase (decrease) in other liabilities .................        543         333      (1,179)
        Increase (decrease) in interest payable ..................         53        (664)        427
                                                                     --------    --------    --------

     Net cash provided by operating activities ...................   $  3,795    $  2,030    $  1,852
                                                                     ========    ========    ========

              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                For the Years Ended December 31,
                                                                                --------------------------------
                                                                                 1996        1995        1994
                                                                                --------    --------    --------
                                                                                     (dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the acquisition or foreclosure of real estate:

   Real estate ..............................................................   $ 14,954    $ 11,024    $ 19,585
   Notes and interest receivable ............................................     (8,568)       --          (750)
   Allowance for estimated losses ...........................................      3,000        --          --
   Other assets .............................................................         44         525         851
   Notes and interest payable ...............................................     (6,157)     (7,556)    (16,611)
   Other liabilities ........................................................        (74)       (207)        (69)
                                                                                --------    --------    --------
     Cash paid ..............................................................   $  3,199    $  3,786    $  3,006
                                                                                ========    ========    ========

Assets disposed of and liabilities released in connection with the sale of real estate:

   Real estate ..............................................................   $ 23,221    $  2,464    $   --
   Allowance for estimated losses ...........................................       --          (275)       --
   Other assets .............................................................        596        --          --
   Notes and interest payable ...............................................    (21,127)     (1,076)       --
   Other liabilities ........................................................       (212)       --          --
   Gain on sale .............................................................      3,678         533        --
                                                                                --------    --------    --------
     Cash received ..........................................................   $  6,156    $  1,646    $   --
                                                                                ========    ========    ========

   Mortgage debt released in connection with
     litigation settlement ..................................................   $   --      $  1,020    $   --





              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of National Income Realty Trust, subsidiaries, and the consolidated partnerships (the "Trust") have been prepared in conformity with generally accepted accounting principles ("GAAP"), the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1994 have been reclassified to conform to the 1995 and 1996 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. National Income Realty Trust and its subsidiaries ("NIRT") is a California business trust organized on October 31, 1978. The Trust was formed to invest in real estate, including commercial and multifamily properties, and, to a lesser extent, to finance real estate through mortgage loans. Since 1991, the Trust has sought only to make equity investments, and, accordingly, its mortgage note receivable portfolio represents a diminishing portion of the Trust's assets.

Basis of consolidation. The Consolidated Financial Statements include the accounts of NIRT and partnerships which it controls. All significant intercompany transactions and balances have been eliminated.

Real estate and depreciation. Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell. Real estate held for investment is carried at cost unless an impairment is determined to exist, as discussed below. Impaired properties are written down to their estimated fair values. Foreclosed real estate is initially recorded at new cost, defined as the lower of the Trust's note receivable carrying amount or the fair value of the collateral property less estimated costs of sale. The Trust capitalizes property improvements and major rehabilitation projects which increase the value of the respective property and have useful lives greater than one year, except for individual expenditures less than $10,000 which are not part of a planned renovation project. Under this policy, during 1996, expenditures of $13.5 million were capitalized, including $5.9 million related to development properties, and property replacements of $2.8 million were expensed. Property replacements include, but are not limited to, such items as carpet, appliances, landscaping, exterior painting, and parking lot improvements. Depreciation is provided against real estate held for investment by the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years.

The Trust capitalizes interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing. The Trust also capitalizes property taxes and insurance costs during the construction period. Interest, property taxes, and insurance expenditures of $693,000 and $240,000 were capitalized during 1996 and 1995, respectively.

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

The Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 121
- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoption. Pursuant to the adoption, the Trust ceased depreciation of its properties held for sale.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on mortgage notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds the Trust's estimate of fair value less estimated selling costs of the collateral securing the notes or the properties. The provisions for losses are based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically. Any additional provision determined to be necessary or the reversal of any existing allowance no longer required is recorded by a charge or credit to current earnings.

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

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other assets. Other assets consist primarily of tenant accounts receivable, deferred borrowing costs, and prepaid leasing commissions. Deferred borrowing costs are amortized on the straight-line method (which approximates the effective interest method) over the related loans terms, and such amortization is included in interest expense. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms.

Revenue recognition on the sale of real estate. Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.

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

Earnings per share. Income (loss) per share of beneficial interest (the "Shares" and each a "Share") is computed based upon the weighted average number of Shares outstanding during each year. Share and per share data have been restated to give effect to 10% share distributions paid in September 1995 and September 1996.

Fair value of financial instruments. SFAS No. 107 - "Disclosures About Fair Value of Financial Instruments" requires the Trust to disclose the estimated fair values of its financial instrument assets and liabilities.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1996. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimated fair values presented do not purport to present amounts to be ultimately realized or paid by the Trust, which may vary significantly from the estimated fair values presented. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

As of December 31, 1996, the Trust's management estimates that the carrying amounts approximate fair value for cash and cash equivalents and restricted cash because of the short maturities of those instruments. In addition, the carrying amounts of notes receivable and other liabilities approximate fair value. The fair values of the Trust's notes and debentures payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities.

                         NATIONAL INCOME REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share option plans. On January 1, 1996, the Trust adopted SFAS No. 123 "Accounting and Disclosure of Stock-Based Compensation," which requires disclosures based on the fair values of share options at the date of grant. There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoption. The Trust will continue to measure any compensation costs associated with the issue of share options using the guidance provided by the Accounting Principles Board's Opinion ("APB") No. 25. Under APB No. 25, compensation costs related to share options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the shares at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. All share options issued to date by the Trust have exercise prices equal to the market price of the shares at the dates of grant. See NOTE 9. "SHARE OPTIONS."

NOTE 2. NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following at December 31:

                                           1996          1995
                                       ----------    ----------
Notes receivable
    Performing .....................   $    1,170    $   11,801
    Nonperforming, nonaccruing .....          943           943
                                       ----------    ----------
                                            2,113        12,744
Accrued interest ...................           46            70
Deferred gain ......................         (152)         (152)
                                       ----------    ----------
                                            2,007        12,662
Allowance for estimated losses .....       (1,745)       (6,274)
                                       ----------    ----------
                                       $      262    $    6,388
                                       ==========    ==========

Notes receivable at December 31, 1996, mature from 1997 through 2016, with interest rates ranging from 7.5% to 12% per annum. They are generally nonrecourse and collateralized by real estate. Scheduled principal maturities of $1.7 million are due in 1997, including $943,000 which represents the principal balance of the nonperforming loan in the table above.

For 1996, 1995, and 1994, unrecognized interest income on nonperforming notes totaled $476,000, $452,000, and $470,000, respectively. Recognized interest income on nonperforming notes receivable, recorded to the extent of cash received, amounted to $555,000 during 1994. No interest income was recognized on nonperforming notes receivable during 1995 or 1996.

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

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                                                          1996         1995
                                                                                       ---------    ---------
         Balance January 1 .........................................................   $   6,274    $   6,974
         Provision for losses ......................................................        --           (425)
         Amounts charged off .......................................................      (3,000)        (275)
                                                                                       ---------    ---------

         Balance December 31 .......................................................   $   3,274    $   6,274
                                                                                       =========    =========

The 1995 provision for loss credit was comprised of the reversal of a $700,000 allowance, provided in 1993 against Pepperkorn Office Building, and a provision for loss of $275,000 recorded to reduce the carrying value of the K-Mart Shopping Center in Kansas City, Missouri, to the net sales proceeds received in July 1995. See NOTE 4. "REAL ESTATE AND DEPRECIATION" for detailed discussions of the related transactions.

Amounts charged off in 1996 relate to the acquisition of Jackson Square Shopping Center through deed in lieu of foreclosure.

Additionally, during 1996, the Trust recorded a provision for loss of $300,000 to write down Mariposa Manor Apartments to its estimated fair value.

NOTE 4.  REAL ESTATE AND DEPRECIATION

During 1996, 1995, and 1994, the Trust purchased thirteen multifamily properties comprising 2,108 operating units, as presented below, and The Vistas, a redevelopment property with 265 projected units, and, in connection with these acquisitions, paid Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since April 1, 1994, real estate acquisition fees totaling $488,000. These properties are located in the same geographical areas where the Trust currently operates and were acquired in separate transactions.





                     [This space intentionally left blank.]

                         NATIONAL INCOME REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

                                                                                        Cost of Acquisition
                                                             Date                      ---------------------
             Property                 Location             Acquired       Units        Cash             Debt
             --------                 --------             --------       -----        ----             ----
         1996 Acquisitions
         Woodbrier                 Oklahoma City, OK       Apr - 96          128    $     1,277       $   1,230
         River City Landing        Jacksonville, FL        Jun - 96          352          1,922           4,930
                                                                          ------    -----------       ---------
                                                                             480          3,199           6,160
                                                                          ------    -----------       ---------
         1995 Acquisitions
         Park Place                Los Angeles, CA         Feb - 95           39            380            --
         Marina Park               North Miami, FL         Apr - 95           90            993           2,500
         Mustang Creek             Arlington, TX           May - 95          120            830           2,680
         Park Norton               Los Angeles, CA         Jun - 95           55            154             564
         The Regent                Jacksonville, FL        Sep - 95          304          1,480            --
         Meadowbrook               Baton Rouge, LA         Oct - 95          200           --             1,813
                                                                          ------    -----------       ---------
                                                                             808          3,837           7,557
                                                                          ------    -----------       ---------
         1994 Acquisitions
         Summit on the Lake        Fort Worth, TX          Mar - 94          198            776           3,711
         Bryan Hill                Bethany, OK             Nov - 94          232            301           2,216
         Forest Oaks               Lexington, KY           Nov - 94          154             95           3,329
         Martins Landing           Lakeland, FL            Nov - 94          236            990           4,571
         The Vistas                Fort Worth, TX          Dec - 94         --              844            --
                                                                          ------    -----------       ---------
                                                                             820          3,006          13,827
                                                                          ------    -----------       ---------
                                                                           2,108    $    10,042       $  27,544
                                                                          ======    ===========       =========

In connection with obtaining the acquisition financing of $2.7 million and $564,000 for Mustang Creek and Park Norton, the Trust paid Tarragon mortgage brokerage fees totaling $32,440. Also, in connection with the acquisition of River City Landing in 1996, the seller paid Mr. Bruce A. Schnitz, Chief Operating Officer of the Trust and Tarragon, a commission of $82,563 pursuant to a brokerage agreement entered into prior to Mr. Schnitz's affiliation with Tarragon and the Trust.

The Trust is in the process of reconstructing and expanding The Vistas to 265 apartment units for approximately $12.0 million of development costs, $3.0 million of which had been expended as of December 31, 1996, with completion estimated in the fourth quarter of 1997. As of December 31, 1996, the redevelopment of The Regent Apartments was substantially complete at a cost of $4.0 million.

In September 1996, the Trust sold Century Centre II Office Building for $28.2 million in cash. After closing costs, prorations, and the payoff of the $21.0 million first mortgage loan secured by the property, the Trust received net cash proceeds of $6.2 million. In connection with this transaction, the Trust recognized a gain of $3.7 million.

During 1995, the Trust sold portions of the Lake Highlands land in Dallas, Texas, for $885,000 in cash. Net cash proceeds were $790,000 after closing costs. The Trust recorded gains of $533,000 from these sales.

In July 1995, the Trust purchased a tract of land adjacent to its K-Mart Shopping Center in Kansas City, Missouri, for $125,000 and simultaneously sold the K-Mart Shopping Center and the tract of land, keeping a portion of the undeveloped land, for $1.8 million, including a $414,000 lease termination payment from K-Mart. After the first lien payoff of $1.1 million and other related closing costs, net cash proceeds to the Trust were $856,000. In June 1995, the Trust recorded a provision for loss of $275,000 to account for the excess carrying value of the property over the related sales price.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

During 1994, the Trust acquired two properties through deeds in lieu of foreclosure of collateral securing two mortgage notes receivable, Mariposa Manor Apartments ("Mariposa") in Los Angeles, California, and K-Mart Shopping Center in Indianapolis, Indiana. These properties were acquired subject to senior underlying debt totaling $2.6 million. In November 1995, the City of Indianapolis (the "City") initiated condemnation proceedings against the K-Mart Shopping Center. The shopping center was vacant at the time the Trust acquired it, although leased to K-Mart under a net lease expiring in 1999. The lease was assigned by K-Mart to the City in September 1995. In February 1996, the City offered preliminary condemnation proceeds of $1.6 million which the Trust rejected in light of property appraisals prepared for the City and the Trust which exceed $2.0 million. In March 1996, the Trust ceased payments on the $1.7 million non-recourse mortgage note secured by the shopping center. The Trust has provided an allowance for estimated losses of $500,000 which represents the excess of the property's carrying value over the estimated condemnation settlement. In September 1996, the Trust determined a permanent impairment in value existed on Mariposa. A provision for loss of $300,000 was recorded to reduce the carrying value of the property to its then estimated fair value.

The Trust purchased Pepperkorn Office Building located in Manitowoc, Wisconsin, ("Pepperkorn") in July 1991 for $1.1 million, paying $130,000 in cash and financing the remainder through a $1.0 million promissory note. Concurrently with the acquisition, the former owner and primary tenant (the "Seller") signed a lease at another one of the Trust's properties, the Lakeview Mall, also located in Manitowoc, Wisconsin. In 1993, the State of Wisconsin commenced eminent domain proceedings to acquire Pepperkorn, and the Trust recorded a provision for loss of $700,000, equal to the amount by which the carrying value of the property exceeded the proposed condemnation award. The terms of the acquisition, lease, and the initial condemnation proceeds offered by the State of Wisconsin have been in litigation since 1993. In May 1995, the court ordered the $1.0 million promissory note executed by the Trust rescinded and found certain provisions of the Seller's lease at Lakeview Mall were unenforceable. Accordingly, the note balance was offset against the carrying value of the property, the net rent receivable, and the initial condemnation award offer of approximately $164,000. As a result, the Trust reversed the $700,000 allowance during the second quarter of 1995 with a corresponding credit to earnings.

NOTE 5.  EQUITY METHOD INVESTMENTS IN PARTNERSHIPS

The Trust's equity method investments in partnerships consisted of the following at December 31:

                                            1996       1995
                                          --------   --------
Sacramento Nine ("SAC 9") .............   $    469   $   (162)
Income Special Associates ("ISA") .....      1,508      8,636
801 Pennsylvania Avenue ...............      2,762      2,898
English Village .......................       --         (592)
                                          --------   --------
                                          $  4,739   $ 10,780
                                          ========   ========

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.  EQUITY METHOD INVESTMENTS IN PARTNERSHIPS  (Continued)

The Trust and Continental Mortgage and Equity Trust ("CMET") own SAC 9, a tenancy-in-common which currently owns two office buildings in the vicinity of Sacramento, California. The Trust has a 70% undivided interest in SAC 9. Under the terms of the joint tenancy, unanimous consent is required of both the Trust and CMET for any material changes in the operations of the properties, including sales, refinancings, and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in SAC 9 under the equity method.

In August 1995, SAC 9 obtained first mortgage financing in the amount of $3.5 million secured by a previously unencumbered office building. Net financing proceeds of $3.4 million were distributed, of which the Trust's proportionate share was $2.4 million. In connection with the financing, SAC 9 paid a mortgage brokerage fee of $35,000 to Tarragon. Distribution of the financing proceeds to the Trust resulted in cumulative distributions exceeding the Trust's investment in SAC 9. Accordingly, during 1996, the Trust recorded income of $129,000 representing the excess of cumulative distributions over the Trust's investment in SAC 9.

The Trust and CMET are also partners in ISA, a general partnership in which the Trust has a 40% interest in earnings, losses, and distributions. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), which owned five industrial warehouses at December 31, 1996. The Trust, as a noncontrolling partner, accounts for its investment in ISA using the equity method.

During the first half of 1996, Indcon sold 27 warehouses for $41.2 million, receiving net cash proceeds of $16.8 million after the payoff of the existing $23.5 million mortgage loan and closing costs. The Trust's share of the sales proceeds was $6.7 million plus $130,000 representing an allowance for brokerage commissions which the Trust retained and which offset the Trust's share of Indcon's loss on the sale, resulting in a net gain on the sale of $22,000.

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

The Trust also holds a 49% limited partner interest and a 1% general partner interest in English Village Partners, L.P., (the "Partnership") which owns a 300-unit apartment complex located in Memphis, Tennessee ("English Village"). The Trust, as a noncontrolling partner, accounts for its investment in the Partnership under the equity method. In November 1995, the Partnership refinanced the mortgage debt secured by English Village, increasing the first mortgage loan balance to $6.2 million. Net refinancing proceeds were $1.3 million, of which the Trust's portion was $619,000. Distribution of the refinancing proceeds resulted in cumulative distributions exceeding the Trust's investment in the Partnership. Also, during 1996, the Partnership's distributions to the Trust from the operations of English Village exceeded the Trust's share of the Partnership's

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.  EQUITY METHOD INVESTMENTS IN PARTNERSHIPS  (Continued)

net income. Accordingly, during 1996, the Trust recorded income of $771,000 representing the excess of cumulative distributions over the Trust's investment in the Partnership.

In June 1995, the Trust acquired a 50% economic interest in an office building located at 801 Pennsylvania Avenue, Washington, D.C. (the "Property"). This interest was acquired through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash and a $2.5 million promissory note, which bore interest at the Prime Rate plus 1% per annum and was repaid at a $67,000 discount in September 1995. In accordance with the terms of the Note, the Trust's $3.0 million investment, as well as any additional advances made to the Property, is to be repaid from Property cash flow after operating expenses with interest at the rate of 11% per annum. The $5.5 million remaining balance of the Note plus accrued interest may be satisfied by payment of 50% of all funds available after Property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Note is nonrecourse to all parties and is secured only by the Property.

Set forth below are summarized financial data for all partnerships the Trust accounts for under the equity method (unaudited):

                                                           December 31,
                                                          1996        1995
                                                        --------    --------
Real estate (net of accumulated depreciation of
   $5,817 in 1996 and $22,235 in 1995) ..............   $ 14,316    $ 51,345
Other assets ........................................      1,525       6,176
Notes payable .......................................     (8,937)    (32,798)
Other liabilities ...................................       (276)       (490)
                                                        --------    --------
Partners' capital ...................................   $  6,628    $ 24,233
                                                        ========    ========



                                                              For the Years Ended December 31,
                                                               1996         1995         1994
                                                             ---------    ---------    ---------
Rentals ..................................................   $   5,090    $   9,889    $   8,917
Depreciation .............................................        (535)      (2,013)      (2,541)
Property operations ......................................      (2,179)      (3,290)      (3,585)
Interest .................................................      (1,421)      (3,202)      (3,059)
                                                             ---------    ---------    ---------
Income (loss) before loss on sale of real estate and
  gain on insurance settlement ...........................         955        1,384         (268)
Loss on sale of real estate ..............................        (270)        --            962
Gain on insurance settlement .............................       1,126         --           --
                                                             ---------    ---------    ---------
Net income ...............................................   $   1,811    $   1,384    $     694
                                                             =========    =========    =========

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

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE

Notes, debentures, and interest payable consisted of the following at December
31:

                                                                  1996                              1995
                                                        ---------------------------       ----------------------
                                                        Estimated                         Estimated
                                                           Fair            Book              Fair        Book
                                                           Value          Value             Value        Value
                                                        ----------       ----------       ----------   ---------
  Notes and debentures payable ..................       $  134,988       $  132,981       $  148,768   $  143,137
                                                        ==========                        ==========
  Accrued interest...............................                             1,289                         1,363
  Unamortized discounts..........................                               --                             (3)
                                                                          ----------                   ----------
                                                                          $  134,270                   $  144,497
                                                                          ==========                   ==========

Notes payable at December 31, 1996, bear interest at rates ranging from 5.81% to 11.68% per annum and mature from 1997 through 2031. These notes are generally nonrecourse and are collateralized by deeds of trust on real estate with an aggregate carrying value of $172.6 million.

During 1996, 1995, and 1994, the Trust obtained long term first mortgage financing on sixteen Trust properties, including Martins Landing and Forest Oaks as discussed below, totaling $70.6 million, receiving net cash proceeds of $17.1 million after the payoff of $48.0 million in existing debt. The remainder of the financing proceeds was used to fund escrows for replacements and repairs and to pay the associated closing costs. In connection with these financings, the Trust paid commissions of $103,000 to Basic Capital Management, Inc. ("BCM"), the Trust's former advisor, and $343,000 to Tarragon.

At December 31, 1996, scheduled principal payments on notes payable are due as follows:

  1997     .................................................           $    11,726
  1998     .................................................                25,335
  1999     .................................................                24,172
  2000     .................................................                 7,887
  2001     .................................................                 9,233
  Thereafter................................................                54,628
                                                                       -----------
                                                                       $   132,981
                                                                       ===========

In September 1995, the Trust negotiated a $2.7 million payoff of the $3.2 million mortgage loan secured by Forest Oaks Apartments in Lexington, Kentucky, originally scheduled to mature in January 1996. In exchange for the discounted payoff of the Forest Oaks mortgage loan, the Trust agreed to pay the full balance of the $4.5 million mortgage loan, originally scheduled to mature February 2023, secured by Martins Landing Apartments located in Lakeland, Florida. In December 1995, the Trust obtained interim financing in the amount of $2.0 million secured by Forest Oaks. For services provided in connection with obtaining the interim financing, the Trust paid Tarragon a mortgage brokerage fee of $20,000. The combined $6.7 million proceeds of the interim financing and the new $5.0 million first mortgage loan secured by Martins Landing, which was also obtained in December 1995, along with general working capital of the Trust, were used to satisfy the mortgage payoffs, and, in December 1995, the Trust recognized an extraordinary gain of $560,000 due to the forgiveness of debt. In May 1996, the Trust obtained long term first mortgage financing secured by Forest Oaks in the amount of $3.1 million.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

Also in September 1995, the Trust entered into a Loan Sale Agreement (the "Agreement") with the U. S. Department of Housing and Urban Development ("HUD") for the discounted purchase of two mortgage loans for $3.9 million, secured separately by Bryan Hill Apartments located in Bethany, Oklahoma, acquired in November 1994, and Meadowbrook Apartments, a 200-unit complex in Baton Rouge, Louisiana. The Trust paid $3.5 million of the purchase price with funds obtained in November 1995 through interim financing secured by first mortgages against both properties. The balance was paid through the application of existing escrow accounts and general working capital of the Trust. In November 1995, simultaneously with the final payment to HUD, the Trust recognized an extraordinary gain of $110,000 in connection with the purchase of the $2.2 million Bryan Hill mortgage. Through the discounted purchase of the mortgage loan secured by Meadowbrook, effective October 1, 1995, the Trust acquired control of the property and recorded the acquisition as of the same date. The Trust paid a mortgage brokerage fee of $35,000 to Tarragon for obtaining the interim financing.

Pursuant to a Master Repurchase Agreement (the "Agreement") with an investment bank entered into in April 1996, the Trust purchased the $3.1 million Fannie Mae mortgage backed security ("Fannie Mae Certificate") issued by the lender in connection with the financing of Forest Oaks at a 1/2% discount in June 1996 and the $16.8 million Government National Mortgage Association mortgage backed security ("GNMA Certificate") issued by the lender in connection with the financing of Heather Hills at a 2.7% discount in July 1996. The investment bank purchased the Fannie Mae Certificate and the GNMA Certificate from the Trust for 92% of the aggregate value, or $17.9 million, and the Trust agreed to repurchase the Certificates from the investment bank one month later at the same price plus interest at the London Interbank Offered Rate ("LIBOR") plus 1/2% per annum. As provided for in the Agreement, the Trust and the investment bank extended the repurchase date monthly. The December 1996 purchase price and, consequently, the January 1997 repurchase price were increased to 95% of the collective value of the Certificates, or $19.3 million, and the interest rate associated with the repurchase agreement was reduced to LIBOR plus 1/4% per annum. The repurchase transaction has resulted in effective interest rates as of December 31, 1996, on the Forest Oaks and Heather Hills financings of 6.9% and 6.5%, respectively.

In January 1997, the Trust entered into a similar repurchase transaction with a government sponsored enterprise which purchased the Certificates for 97% of their aggregate value, or $19.3 million, and the Trust agreed to repurchase them in February 1997 for the same price plus interest at 5.4% per annum. In February 1997, the repurchase date was extended to April 1997.

The Trust is exposed to a demand for additional collateral or, in the alternative, credit loss in the event the interest rate associated with the repurchase transaction fluctuates in a manner that is unfavorable to the Trust's interest in the Certificates. However, the Trust intends to either pay off the mortgage or modify the mortgage to increase the interest rate prior to any significant credit loss.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

In August 1996, the Trust obtained a $9.0 million line of credit secured by mortgages on four of its multifamily properties, Diamond Loch, Meadowbrook, Mustang Creek, and The Regent. All of these properties except The Regent previously collateralized other mortgage loans. The prior loans totaling $3.9 million secured by Diamond Loch and Mustang Creek were paid off at closing. Additionally, a principal payment of $500,000 was made at closing on the $3.5 million interim mortgage loan obtained in 1995 secured by both Meadowbrook and Bryan Hill in exchange for the release of Meadowbrook. During 1996, $8.8 million was advanced under the line of credit, and, after prior loan payoffs and closing costs, the Trust received net cash proceeds of $4.2 million. The Trust paid Tarragon financing fees totaling $88,000 for services rendered in connection with this transaction.

In December 1993, the Trust issued a $1 million convertible subordinated debenture to Mr. John A. Doyle, Chief Financial Officer of the Trust until September 1996, in exchange for his participation interest in the profits of the Consolidated Capital Properties II ("CCP II") assets, which the Trust acquired in November 1992. Mr. Doyle was granted this participation as consideration for his services in connection with the CCP II acquisition. In February 1996, Mr. Doyle converted the debenture into 93,076 Shares. In September 1996, the Trust repurchased 50,000 of these Shares from Mr. Doyle for $700,000.

NOTE 8.  DISTRIBUTIONS TO SHAREHOLDERS

The Trust paid cash distributions in 1994, 1995, and 1996 of $2.2 million, $2.6 million, and $2.8 million, respectively. The Trust reported to the Internal Revenue Service that these distributions represented return of capital.

Additionally, in September 1994, 1995, and 1996, the Trust paid 10% share distributions which resulted in the Trust issuing 282,151 Shares, 297,960 Shares, and 325,115 Shares, respectively.

NOTE 9.  SHARE OPTIONS

In November 1995, the Trust's shareholders approved two share option plans: the Independent Trustee Share Option (the "Trustee Plan") and the Share Option and Incentive Plan (the "Incentive Plan"). Options granted pursuant to the Trustee Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or ten years from the date of grant. For each year of service, an Independent Trustee will be awarded an option to purchase 1,000 shares on January 1 of such year. The Trustee Plan provides for options for 60,000 shares.

Under the Incentive Plan, options have been granted to certain Trust officers and key employees of Tarragon. The Incentive Plan provides for options for 300,000 shares. All grants are determined by a committee presently comprised of two Trustees, Mr. Friedman and Mr. Carl B. Weisbrod (Chairman of the Board). Options granted pursuant to the Incentive Plan are exercisable beginning one year after the date of grant and expire five years from the date of grant.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  SHARE OPTIONS  (Continued)


The following table summarizes share option activity:


                                 Option Price
                                  per Share     Outstanding   Exercisable
                                 ------------   -----------   -----------
December 31, 1994, balance       $--               --             --
Options granted                   10             23,100         23,100
                                 ------------   -------         ------

December 31, 1995, balance        10             23,100         23,100
Options granted                   10 - 12 3/4    95,300          7,700
Options forfeited                 10            (22,700)          --
                                 ------------   -------         ------

December 31, 1996, balance       $10 - 12 3/4    95,700         30,800
                                 ============   =======         ======


Subsequent to year end, in January 1997, the Trust granted options covering 24,700 shares, 7,000 of which were immediately exercisable, pursuant to the Trustee Plan and the Incentive Plan. Also, an additional 36,300 of the December 31, 1996, outstanding options became exercisable in January 1997.

The Trust applies APB No. 25 and related Interpretations in accounting for its plans. All share options issued to date by the Trust have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for its share option plans. Had compensation cost for the Trust's two share option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Trust's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                  For the Years Ended December 31,
                          ---------------------   ----------------------
                                  1996                     1995
                          ---------------------   ----------------------
                          As Reported Pro Forma   As Reported  Pro Forma
                          ----------- ---------   -----------  ---------
Net income .............   $   4,937   $   4,841   $     708   $     672
Earnings per share
Net income .............   $    1.32   $    1.30   $     .19   $     .18

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          For the Years Ended December 31,
                                     --------------------------------------------
                                             1996                   1995
                                     --------------------    --------------------
Dividend yield ...................            6%                      6%
Expected volatility ..............           25%                     29%
Risk-free interest rate ..........          5.5%                    5.4%
Expected lives (in years) ........            3                       3
Forfeitures ......................           10%                     --

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.  SHARE OPTIONS  (Continued)


At December 31, 1996, the weighted average remaining contractual life of the options then outstanding was 4.8 years, and the weighted average exercise price for options then outstanding was $10.82. At December 31, 1995, the weighted average remaining contractual life of the options then outstanding was 8.83 years, and the weighted average exercise price for options then outstanding was $10.

NOTE 10.  ADVISORY AGREEMENT

Although the Trust's Board of Trustees (the "Board") is directly responsible for managing the affairs of the Trust and setting the policies which guide it, the day-to-day operations of the Trust are performed by an advisory firm which operates under the supervision of the Board pursuant to a written advisory agreement approval by shareholders. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

On February 10, 1994, the Board selected Tarragon to replace BCM as the Trust's advisor. Since April 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement approved by the Board and ratified by the shareholders on November 20, 1995. Mr. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 32% of the outstanding shares of the Trust.

BCM served as the Trust's advisor from March 1989 to March 31, 1994. Mr. Friedman was President of BCM until May 1, 1993. BCM resigned as advisor to the Trust effective March 31, 1994.

Except for lower fees, the terms of the Trust's Initial Advisory Agreement ("Initial Advisory Agreement") with Tarragon were similar to those of the BCM advisory agreement. Under the Initial Advisory Agreement, the Trust paid Tarragon an annual base advisory fee of $100,000 plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, Tarragon could receive commissions of 1% based upon (i) acquisition cost of real estate, (ii) mortgage loans acquired, and (iii) mortgage loans obtained or refinanced and a 10% incentive sales commission based on gains from the sale of real estate.

The BCM advisory agreement provided for an advisory fee comprised of a gross asset fee of .0625% per month of the average gross asset value of the Trust (total assets less allowance for amortization, depreciation, or depletion and valuation reserves) and an incentive fee (annual net income fee) equal to 7.5% per annum of the Trust's net income. In addition, BCM could receive commissions of up to 1% based upon (i) acquisition cost of real estate, (ii) mortgage loans acquired, and (iii) mortgage loans obtained or refinanced and a 10% incentive sales commission based on gains from the sale of real estate.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  ADVISORY AGREEMENT (Continued)

At the March 1995 Board meeting, a majority of the Trustees approved a revised advisory agreement, effective April 1, 1995, which was approved by the shareholders at the November 20, 1995, shareholder meeting. In addition to technical changes designed to clarify the responsibilities and rights of Tarragon, the new agreement eliminated the $100,000 annual base fee, the incentive sales compensation, and mortgage loan acquisition commissions. Moreover, it provides that real estate brokerage commissions shall be payable to Tarragon and its affiliates only following specific Board approval for each transaction rather than pursuant to a general agreement, and no such commissions have been paid under the revised agreement. The renewal of the advisory agreement between the Trust and Tarragon was approved by shareholders at the March 20, 1997, annual shareholder meeting.

Employees of Tarragon render services to the Trust, as the Trust has no employees. In accordance with the terms of the advisory agreements, certain services provided by the advisor, including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead, are reimbursed directly by the Trust.

Under the advisory agreements (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if Operating Expenses, as defined, exceed certain specified limitations based on the book value, net asset value, and net income of the Trust during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1994, 1995, or 1996.

For additional information regarding compensation paid to Tarragon and BCM, see
NOTE 12. "RELATED PARTY TRANSACTIONS" and ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor."

NOTE 11.  PROPERTY MANAGEMENT

Since April 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on multifamily properties and 1.5% to 5% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of some of the property-level management services for the Trust. Beginning April 1, 1996, Tarragon Management Inc. ("TMI"), a wholly-owned subsidiary of Tarragon, assumed the property-level management of a majority of the Trust's properties for a fee of 4.5% of the monthly gross rents collected.

From February 1, 1990, through March 31, 1994, affiliates of BCM provided, under contracts approved by the Board, property management services to the Trust for a fee of 5% or less of the monthly gross rents collected on the properties under management. Carmel Realty Services, Ltd., ("Carmel, Ltd.") provided such property management services. In many cases, Carmel, Ltd., subcontracted with other entities for the provision of the property-level management services to the Trust at various rates (generally 4%). The general partner of Carmel, Ltd., is BCM. The limited partners of Carmel, Ltd., are (i) Syntek West, Inc., of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips, and (iii) a trust for the benefit of the children of Mr. Phillips.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  RELATED PARTY TRANSACTIONS

Fees and expense reimbursements to Tarragon and BCM, including affiliates of each, for 1996, 1995, and 1994 were as follows:

                                                    Tarragon                   BCM
                                            ------------------------------   --------
                                             1996       1995       1994       1994
                                            --------   --------   --------   --------
Fees
   Advisory .............................   $  1,117   $  1,037   $    909   $    468
   Real estate acquisition and
     mortgage brokerage commissions .....        293        445        268        103
   Property management and
     leasing commissions* ...............      1,014        330        285        112
                                            --------   --------   --------   --------
                                            $  2,424   $  1,812   $  1,462       $683
                                            ========   ========   ========   ========

 Expense reimbursements .................   $  1,159   $    960   $    882   $    140
                                            ========   ========   ========   ========

Other liabilities at December 31, 1995, included non-interest bearing cash advances of $300,000 and $283,000 from Lucy N. Friedman, 50% stockholder of Tarragon and a principal shareholder of the Trust, and Tarragon, respectively. Such advances were made to the Trust on a short term basis to facilitate the negotiated discounted payoffs of the mortgage loans secured by Bryan Hill, Meadowbrook, and Forest Oaks. In connection with the discounted payoffs, the Trust realized extraordinary gains on debt forgiveness totaling $670,000. The Trust repaid the advances during 1996. The remaining $255,000 due to affiliates at December 31, 1995, represented accrued mortgage brokerage commissions, advisory fees, and expense reimbursements to Tarragon which were paid in January 1996.

----------------------

* Net of property management fees paid to subcontractors

NOTE 13.  INCOME TAXES

For the years 1996, 1995, and 1994, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Code, and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed. See NOTE 8. "DISTRIBUTIONS TO SHAREHOLDERS." As a result of the Trust's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, no deferred tax asset or liability or related valuation allowance was recorded.

No provision has been made for federal income taxes because the Trust believes it has qualified as a REIT and expects that it will continue to do so.

The Trust's basis in its net assets for tax purposes differs from that for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties, and investments in partnerships. At December 31, 1996, the Trust's tax basis

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.  INCOME TAXES (Continued)

in its net assets exceeded its basis for financial statement purposes by $21.5 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Trust will be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1996, the Trust had a tax net operating loss carryforward of $39.3 million expiring through 2008.

NOTE 14.  RENTALS UNDER OPERATING LEASES

The Trust's rental operations include the leasing of office buildings and shopping centers. The leases thereon expire at various dates through 2010. The following is a schedule of future minimum rentals on non-cancelable operating leases as of December 31, 1996:

  1997  ...............................................................    $   6,240
  1998  ...............................................................        5,413
  1999  ...............................................................        4,684
  2000  ...............................................................        3,728
  2001  ...............................................................        2,840
  Thereafter   ........................................................        6,557
                                                                           ---------
                                                                           $  29,462
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

The Modification provided for, among other things, the addition of at least three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates over the next five years. In accordance with the procedures set forth in the Modification, Irving E. Cohen, Lance Liebman, Sally Hernandez-Pinero, and L. G. Schafran were appointed to the Board. In addition, BCM, Mr. Phillips, and Mr. Friedman agreed to pay a total of $1.2 million to the Trust, CMET, IORT, and TCI, of which the Trust's share is $150,000. As of December 31, 1996, the Trust had collected the entire $150,000.

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


NOTE 16.  SUBSEQUENT EVENTS

In January 1997, in exchange for a capital contribution of $200,000, which was matched by the other partners, the Trust received a 1% general partner interest and a 49% limited partner interest in RI Windsor, Ltd., a limited partnership formed to construct a 324-unit luxury apartment complex to be known as The Mayfaire at Windsor Parke in Jacksonville, Florida, at an estimated cost of $19.0 million. The property is expected to be completed in the fourth quarter of 1997. The partnership has obtained an $18.0 million construction loan to finance the construction. The Trust also loaned the partnership $2.0 million which is to be repaid from construction loan proceeds following completion. Until lease-up of the property, the construction loan is guaranteed by the other general partner. As the Trust holds a non-controlling interest, it will account for its investment in the partnership using the equity method.

In February 1997, the Trust purchased Morningside Apartments, a 112-unit property located in Jacksonville, Florida. The purchase price was $2.1 million, $1.6 million of which was financed through the assumption of an existing mortgage loan secured by the property. In connection with the transaction, the Trust paid Tarragon an acquisition fee of $20,000.

Also in February 1997, the Trust closed two mortgage loans, secured separately by Pinecrest Apartments and Rancho Sorrento Office Building, totaling $17.2 million. After the payoff of the existing mortgage secured by Pinecrest, establishing escrows for taxes, insurance, and repairs, and closing costs, the Trust received net cash proceeds of $8.4 million. In connection with these transactions, the Trust paid Tarragon mortgage brokerage commissions totaling $172,000.

                         NATIONAL INCOME REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1996 and 1995:

                                                   First          Second          Third         Fourth
              1996                                Quarter         Quarter        Quarter       Quarter
                                                 -----------    -----------    -----------    -----------
Income .......................................   $    12,020    $    13,233    $    12,566    $    12,143
Expenses .....................................       (12,048)       (12,332)       (13,037)       (11,759)
                                                 -----------    -----------    -----------    -----------
Income (loss) before gain (loss) on sale
  of real estate and gain on insurance
  settlement .................................           (28)           901           (471)           384
Gain (loss) on sale of real estate ...........           224           (213)         3,681              8
Gain on insurance settlement .................           451           --             --             --
                                                 -----------    -----------    -----------    -----------
Net income ...................................   $       647    $       688    $     3,210    $       392
                                                 ===========    ===========    ===========    ===========

Earnings per share
Net income ...................................   $       .17    $       .18    $       .86    $       .11
                                                 ===========    ===========    ===========    ===========


Weighted average shares (1) ..................     3,740,737      3,786,643      3,750,170      3,655,260
                                                 ===========    ===========    ===========    ===========



---------------------

(1) Represents weighted average shares of beneficial interest used in computing earnings per share. Share and per share amounts have been restated to give effect to the September 1996 10% share distribution.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                   First          Second         Third          Fourth
                  1995                             Quarter        Quarter       Quarter         Quarter
                                                 -----------    -----------    -----------    -----------
Income .......................................   $    10,978    $    11,217    $    11,218    $    11,827
Expenses .....................................       (11,315)       (11,204)       (11,889)       (11,806)
                                                 -----------    -----------    -----------    -----------
Income (loss) before gains on sales of
  real estate and investments and
  extraordinary gain .........................          (337)            13           (671)            21
Gain on sale of real estate ..................          --              110           --              423
Gain on sale of investments ..................           412           --             --             --
                                                 -----------    -----------    -----------    -----------
Income (loss) from continuing operations .....            75            123           (671)           444
Extraordinary gain ...........................          --             --               67            670
                                                 -----------    -----------    -----------    -----------
Net income (loss) ............................   $        75    $       123    $      (604)   $     1,114
                                                 ===========    ===========    ===========    ===========

Earnings per share
Income (loss) from continuing operations .....   $       .02    $       .03    $      (.18)   $       .12
Extraordinary gain ...........................          --             --              .02            .18
                                                 -----------    -----------    -----------    -----------
Net income (loss) ............................   $       .02    $       .03    $      (.16)   $       .30
                                                 ===========    ===========    ===========    ===========

Weighted average shares (1) ..................     3,813,142      3,781,441      3,739,994      3,723,896
                                                 ===========    ===========    ===========    ===========

The Trust recorded an extraordinary gain of $67,000 during the third quarter of 1995 related to the discounted payoff of the note payable which financed the acquisition of the investment in an office building located in Washington, D.C. In November and December 1995, the Trust recorded extraordinary gains of $110,000 and $560,000, respectively, related to the negotiated discounted payoffs of the mortgage loans secured by Bryan Hill Apartments and Forest Oaks Apartments. For further discussion, see NOTE 7. "NOTES, DEBENTURES, AND INTEREST PAYABLE."





-----------------------

(1) Represents weighted average shares of beneficial interest used in computing earnings per share. Share and per share amounts have been restated to give effect to the September 1995 and 1996 10% share distributions.

                                                                   SCHEDULE III

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                           COSTS (A)
                                                                           CAPITALIZED          GROSS CARRYING AMOUNTS
                                               INITIAL COST TO TRUST       SUBSEQUENT                AT END OF YEAR
                                               ---------------------     TO ACQUISITION     ------------------------------------
                                                       BUILDINGS AND      ------------               BUILDINGS AND
DESCRIPTION                    ENCUMBRANCES    LAND    IMPROVEMENTS       IMPROVEMENTS      LAND     IMPROVEMENTS       TOTAL (B)
-----------                    ------------    ----    -------------      ------------      -----    ------------      ---------
PROPERTIES HELD FOR INVESTMENT
Apartments
Acadian Place ..............     $    551      $ 897    $  2,608          $   1,278         $ 897      $   3,886       $   4,783
  Baton Rouge, LA
Bay West ...................        4,915        891       3,566                379           891          3,945           4,836
  Bradenton, FL
Bayfront ...................        2,032        457       2,052                507           457          2,559           3,016
  Houston, TX
Bryan Hill .................        2,999        447       1,803                151           447          1,954           2,401
  Bethany, OK
Carlyle Towers .............        4,019        559       5,939                410           559          6,349           6,908
  Southfield, MI
Cornell ....................        1,508        822       1,183                128           822          1,311           2,133
  Los Angeles, CA
Creekwood North ............        3,035        532       2,127                572           532          2,699           3,231
  Altamonte Springs, FL
Cross Creek ................        1,962        221         883                104           221            987           1,208
  Lexington, KY
Diamond Loch ...............        8,764(C)     380       2,791                761           380          3,552           3,932
  North Richland Hills, TX
Dunhill/Devonshire/Sandstone         --        1,048       3,162              1,431           792          4,849           5,641
  Denver, CO
Fenway Hall ................        1,320        461       1,460                 14           461          1,474           1,935
  Los Angeles, CA
Forest Oaks ................        3,056        691       2,685                280           691          2,965           3,656
  Lexington, KY
Heather Hills ..............       16,750        643      14,562              5,034           765         19,474          20,239
  Temple Hills, MD
Huntington Green ...........         --          446       1,336                138           446          1,474           1,920
  West Town, PA
Kirklevington ..............        2,440        490       1,961                178           490          2,139           2,629
  Lexington, KY
Lake Point .................        6,992      2,075       6,225              1,583         2,075          7,808           9,883
  Memphis, TN
Marina Park ................        2,448        657       2,625                846           657          3,471           4,128
  North Miami, FL
Mariposa Manor .............          767        225         901               (293)          225            608             833
  Los Angeles, CA
Martins Landing ............        4,931      1,038       4,201                195         1,038          4,396           5,434
  Lakeland, FL
                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                        IN LATEST
                                                                                        STATEMENT
                                        ACCUMULATED         DATE OF        DATE       OF OPERATIONS
DESCRIPTION                            DEPRECIATION       CONSTRUCTION   ACQUIRED      IS COMPUTED
-----------                            -------------      ------------    ------     --------------
PROPERTIES HELD FOR INVESTMENT
Apartments

Acadian Place ..............         $        1,120             1922       Mar-84       5 - 40 years
  Baton Rouge, LA
Bay West ...................                    497             1974       Nov-92       5 - 40 years
  Bradenton, FL
Bayfront ...................                    819             1971       Feb-87       5 - 40 years
  Houston, TX
Bryan Hill .................                     96             1970       Nov-94       5 - 40 years
  Bethany, OK
Carlyle Towers .............                  1,470             1970       Nov-88       5 - 40 years
  Southfield, MI
Cornell ....................                    225             1929       Apr-90       5 - 40 years
  Los Angeles, CA
Creekwood North ............                    200             1973       Nov-92       5 - 40 years
  Altamonte Springs, FL
Cross Creek ................                    111             1966       Nov-92       5 - 40 years
  Lexington, KY
Diamond Loch ...............                  1,015             1978       Oct-85       5 - 40 years
  North Richland Hills, TX
Dunhill/Devonshire/Sandstone                  1,048             1969       Mar-89       5 - 40 years
  Denver, CO
Fenway Hall ................                    249             1929       Apr-90       5 - 40 years
  Los Angeles, CA
Forest Oaks ................                    155             1971       Nov-94       5 - 40 years
  Lexington, KY
Heather Hills ..............                  7,040             1976       May-86       5 - 40 years
  Temple Hills, MD
Huntington Green ...........                    181             1963       Mar-93       5 - 40 years
  West Town, PA
Kirklevington ..............                    265             1975       Nov-92       5 - 40 years
  Lexington, KY
Lake Point .................                    621             1974       May-93       5 - 40 years
  Memphis, TN
Marina Park ................                    115             1974       Apr-95       5 - 40 years
  North Miami, FL
Mariposa Manor .............                     53             1924       Sep-94       5 - 40 years
  Los Angeles, CA
Martins Landing ............                    241             1973       Nov-94       5 - 40 years
  Lakeland, FL

                                                                   SCHEDULE III
                                                                    (Continued)

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                                                                  COSTS (A)
                                                                                 CAPITALIZED           GROSS CARRYING AMOUNTS
                                                         INITIAL COST TO TRUST    SUBSEQUENT                AT END OF YEAR
                                                         ---------------------  TO ACQUISITION      -----------------------------
                                                                BUILDINGS AND   --------------              BUILDINGS AND
DESCRIPTION                        ENCUMBRANCES         LAND    IMPROVEMENTS    IMPROVEMENTS        LAND    IMPROVEMENTS   TOTAL (B)
-----------                        ------------         ----    ------------    --------------      ----    -------------  ------
PROPERTIES HELD FOR INVESTMENT (Continued)
Apartments  (Continued)
Meadowbrook ..................           (C)         $  307       $  1,230         $   (5)         $  307   $  1,225    $  1,532
  Baton Rouge, LA
Mustang Creek ................           (C)            718          2,872            961             718      3,833       4,551
  Arlington, TX
Palm Court ...................          2,937           599          2,393            388             599      2,781       3,380
  North Miami, FL
Park Dale Gardens ............          2,946           354          1,416            467             531      1,706       2,237
  Dallas, TX
Park Norton ..................            553           144            576            457             144      1,033       1,177
  Los Angeles, CA
Park Place ...................           --              76            304            152              76        456         532
  Los Angeles, CA
Pheasant Pointe ..............          5,743           810          8,073            227             789      8,321       9,110
  Sacramento, CA
Pinecrest ....................          8,202         3,612          8,427          5,456           3,612     13,883      17,495
  Ft. Lauderdale, FL
Plaza Hills ..................          1,764           253          1,195            254             253      1,449       1,702
  Kansas City, MO
Prado Bay ....................          2,888           614          3,482            804             614      4,286       4,900
  North Bay Village, FL
The Regent ...................            (C)           303          1,212          3,991             303      5,203       5,506
  Jacksonville, FL
River City Landing ...........          4,902         1,236          5,602          1,077           1,236      6,679       7,915
  Jacksonville, FL
Spring Pines .................           --             371          1,486             35             371      1,521       1,892
  Houston, TX
Summit on the Lake ...........          3,555           895          3,582            283             895      3,865       4,760
  Ft. Worth, TX
Woodbrier ....................          1,203           508          2,034             52             508      2,086       2,594
  Oklahoma City, OK
Woodcreek (CO) ...............          2,862           913          3,193           (600)            690      2,816       3,506
  Denver, CO
Woodcreek (FL) ...............          3,728           472          4,977          1,118             451      6,116       6,567
  Jacksonville, FL
Vistas at Lake Worth .........           --             752             92          3,036             752      3,128       3,880
  Ft. Worth, TX
                                                                                          LIFE ON WHICH
                                                                                          DEPRECIATION
                                                                                            IN LATEST
                                                                                            STATEMENT
                                                ACCUMULATED       DATE OF       DATE      OF OPERATIONS
DESCRIPTION                                     DEPRECIATION   CONSTRUCTION   ACQUIRED     IS COMPUTED
-----------                                    ------------   ------------    --------   --------------
PROPERTIES HELD FOR INVESTMENT (Continued)
Apartments (Continued)

Meadowbrook ..................                      $     38       1968       Oct-95     5 - 40 years
  Baton Rouge, LA
Mustang Creek ................                           120       1974       May-95     5 - 40 years
  Arlington, TX
Palm Court ...................                           522       1971       Oct-89     5 - 40 years
  North Miami, FL
Park Dale Gardens ............                           211       1975       Dec-91     5 - 40 years
  Dallas, TX
Park Norton ..................                          --         1924       Jun-95     5 - 40 years
  Los Angeles, CA
Park Place ...................                            12       1929       Sep-95     5 - 40 years
  Los Angeles, CA
Pheasant Pointe ..............                         2,463       1985       Sep-86     5 - 40 years
  Sacramento, CA
Pinecrest ....................                         2,076       1965       Jul-90     5 - 40 years
  Ft. Lauderdale, FL
Plaza Hills ..................                           370       1967       Oct-91     5 - 40 years
  Kansas City, MO
Prado Bay ....................                           775       1966       Oct-90     5 - 40 years
  North Bay Village, FL
The Regent ...................                          --         1972       Sep-95              N/A
  Jacksonville, FL
River City Landing ...........                            38       1965       Jun-96         40 years
  Jacksonville, FL
Spring Pines .................                           406       1964       Feb-88     5 - 40 years
  Houston, TX
Summit on the Lake ...........                           247       1986       Mar-94     5 - 40 years
  Ft. Worth, TX
Woodbrier ....................                            38       1970       Apr-96     5 - 40 years
  Oklahoma City, OK
Woodcreek (CO) ...............                         1,057       1980       Aug-86     5 - 40 years
  Denver, CO
Woodcreek (FL) ...............                         2,116       1975       Nov-86     5 - 40 years
  Jacksonville, FL
Vistas at Lake Worth .........                          --         1970       Dec-94              N/A
  Ft. Worth, TX

                                                                   SCHEDULE III
                                                                    (Continued)

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                         COSTS (A)
                                                                        CAPITALIZED              GROSS CARRYING AMOUNTS
                                              INITIAL COST TO TRUST      SUBSEQUENT                  AT END OF YEAR
                                              ---------------------    TO ACQUISITION     --------------------------------------
                                                       BUILDINGS AND   --------------               BUILDINGS AND
DESCRIPTION               ENCUMBRANCES        LAND     IMPROVEMENTS     IMPROVEMENTS      LAND      IMPROVEMENTS       TOTAL (B)
-----------               ------------        ----     -------------    -------------     ----      ------------       ---------
PROPERTIES HELD FOR INVESTMENT (Continued)

Office Buildings

Emerson Center .....       $  3,860(D)       $    131       $  8,781       $   (562)    $  1,048       $  7,302         $  8,350
  Atlanta, GA
NW O'Hare ..........          1,126             1,990          7,965         (2,456)       1,104          6,395            7,499
  Des Plaines, IL
Rancho Sorrento ....          2,904             1,251         12,901           (868)         968         12,316           13,284
  San Diego, CA

Shopping Centers

Emerson Center .....          1,224              --              363           --            --             363              363
  Atlanta, GA
K-Mart Plaza .......          1,360               689          1,608           --            689          1,608            2,297
  Temple Terrace, FL
Lakeview Mall ......           --                 513          2,050            612          341          2,834            3,175
  Manitowoc, WI
Midland Plaza ......            289               321            748           --            321            748            1,069
  Midland, MI
Midway Mills .......          4,155               588          2,365          1,461        1,227          3,187            4,414
  Carrollton, TX
Mountain View ......          1,047               118            578            227          140            783              923
  Las Vegas, NV
Northside Mall .....          1,853             1,591          3,712            228        1,591          3,940            5,531
  Gainesville, FL
Southgate ..........          1,306               578          2,430            638          602          3,044            3,646
  Waco, TX
Stewart Square .....           --                 294          1,460            620          294          2,080            2,374
  Las Vegas, NV             -------            ------        -------         ------       ------        -------       ----------
                            128,896            33,981        159,177         31,749       34,020        190,887          224,907
                            -------            ------        -------         ------       ------        -------       ----------

                                                                                          LIFE ON WHICH
                                                                                          DEPRECIATION
                                                                                            IN LATEST
                                                                                            STATEMENT
                                        ACCUMULATED       DATE OF          DATE           OF OPERATIONS
DESCRIPTION                             DEPRECIATION    CONSTRUCTION     ACQUIRED          IS COMPUTED
-----------                             ------------    ------------     --------          -----------
PROPERTIES HELD FOR INVESTMENT (Continued)

Office Buildings
Emerson Center .....                    $    3,758         1974         Jul-86              5 - 40 years
  Atlanta, GA
NW O'Hare ..........                         3,193         1972         Apr-86              5 - 40 years
  Des Plaines, IL
Rancho Sorrento ....                         4,506         1980         May-86              5 - 40 years
  San Diego, CA

Shopping Centers

Emerson Center .....                            95         1974         Jul-86              5 - 40 years
  Atlanta, GA
K-Mart Plaza .......                           203         1979         Dec-91              5 - 40 years
  Temple Terrace, FL
Lakeview Mall ......                         1,074         1968         Apr-87              5 - 40 years
  Manitowoc, WI
Midland Plaza ......                            94         1976         Dec-91              5 - 40 years
  Midland, MI
Midway Mills .......                         1,064         1986         Oct-91              5 - 40 years
  Carrollton, TX
Mountain View ......                           227         1971         Oct-87              5 - 40 years
  Las Vegas, NV
Northside Mall .....                           520         1977         Dec-91              5 - 40 years
  Gainesville, FL
Southgate ..........                           398         1959         Jul-91              5 - 40 years
  Waco, TX
Stewart Square .....                           712         1971         Oct-87              5 - 40 years
  Las Vegas, NV                           --------
                                            41,854
                                          --------


                                                                   Schedule III
                                                                    (Continued)


                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                                                                  COSTS  (A)
                                                                                CAPITALIZED          GROSS CARRYING AMOUNTS
                                                        INITIAL COST TO TRUST    SUBSEQUENT             AT END OF YEAR
                                                        ---------------------   ACQUISITION     ---------------------------------
                                                               BUILDINGS AND   -------------            BUILDINGS AND
DESCRIPTION                              ENCUMBRANCES    LAND   IMPROVEMENTS    IMPROVEMENTS    LAND    IMPROVEMENTS    TOTAL (B)
-----------                              ------------    ----   ------------   --------------   ----   ---------------  ---------

PROPERTIES HELD FOR SALE

Shopping Centers
Jackson Square .....................     $   -          $ 1,115     $  4,451       $   --       $ 1,115   $  4,451      $   5,566
  Jackson, MS
K-Mart Plaza .......................        1,279           571        1,333            12          571      1,345          1,916
  Charlotte, NC
K-Mart Plaza .......................        1,725           451        1,808           --           451      1,808          2,259
  Indianapolis, IN
K-Mart Plaza .......................        1,081           497        1,159           --           497      1,159          1,656
  Thomasville, GA
Times Square .......................         --             125          499            46          125        545            670
  Lubbock, TX

Other

Snyder Residence ...................         --             --            39            --          --          39             39
  Gilbert, AZ

Land

Orangeburg, SC .....................         --             123           --            --          123         --            123
Dallas, TX .........................         --             737        3,782        (4,453)(E)       66         --             66
Kansas City, MO ....................         --             802        1,871        (2,373)         300         --            300
                                         --------       -------     --------       -------      -------   --------       --------
                                            4,085         4,421       14,942        (6,768)       3,248      9,347         12,595
                                         --------       -------     --------       -------      -------   --------       --------
                                         $132,981       $38,402     $174,119       $24,981      $37,268   $200,234        237,502
                                         ========       =======     ========       =======      =======   ========
Allowance for estimated losses .....                                                                                       (1,529)
                                                                                                                         --------
                                                                                                                         $235,973
                                                                                                                         ========


                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                        IN LATEST
                                                                                        STATEMENT
                                            ACCUMULATED      DATE OF       DATE       OF OPERATIONS
DESCRIPTION                                DEPRECIATION   CONSTRUCTION   ACQUIRED      IS COMPUTED
-----------                                ------------   ------------   --------     -------------

PROPERTIES HELD FOR SALE

Shopping Centers
Jackson Square .....................        $     --         1970           Jan-96         40 years
  Jackson, MS
K-Mart Plaza .......................             135         1977           Dec-91     5 - 40 years
  Charlotte, NC
K-Mart Plaza .......................              50         1974           Dec-94     5 - 40 years
  Indianapolis, IN
K-Mart Plaza .......................             117         1974           Dec-91     5 - 40 years
  Thomasville, GA
Times Square .......................              93         1985           Jul-89     5 - 40 years
  Lubbock, TX

Other

Snyder Residence ...................               2          --               --              --
  Gilbert, AZ

Land

Orangeburg, SC .....................              --          --            Jun-89             --
Dallas, TX .........................              --          --            Jun-86             --
Kansas City, MO ....................              --          --            Dec-91             --

                                             -------
                                                 397
                                             -------
                                             $42,251
                                             =======

-------------------

(A) Represents property improvements and write-down of properties due to permanent impairment.
(B)  The aggregate cost for federal income tax purposes is $213,364.
(C) The Trust's line of credit with a current balance of $8,764 is collateralized by Diamond Loch, Meadowbrook, Mustang Creek, and The Regent.
(D)  Includes $977 of unsecured debt associated with the property.
(E)  Basis charged against allowance previously provided.

                                                                   SCHEDULE III
                                                                    (Continued)



                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                              1996         1995         1994
                                                            ---------    ---------    ---------
                                                                  (dollars in thousands)
Reconciliation of real estate

Balance at January 1, ...................................   $ 240,822    $ 224,785    $ 208,462

  Additions
     Acquisitions and improvements ......................      22,896       20,025       18,253
     Foreclosures .......................................       5,575         --          3,384
  Deductions
     Sales ..............................................     (31,491)      (2,598)        --
     Write-off of Pepperkorn Office Building ............        --         (1,390)        --
     Write-downs due to permanent impairment ............        (300)        --         (5,314)
                                                            ---------    ---------    ---------

Balance at December 31, .................................   $ 237,502    $ 240,822    $ 224,785
                                                            =========    =========    =========

Reconciliation of accumulated depreciation

Balance at January 1, ...................................   $  45,147    $  39,427    $  35,828

  Additions
     Depreciation .......................................       5,374        5,959        4,992
  Deductions
     Sale of real estate ................................      (8,270)        (166)        --
     Write-off of Pepperkorn Office Building ............        --            (73)        --
     Write-off due to permanent impairment ..............        --           --         (1,393)
                                                            ---------    ---------    ---------

Balance at December 31, .................................   $  42,251    $  45,147    $  39,427
                                                            =========    =========    =========

                                                                    SCHEDULE IV

                          NATIONAL INCOME REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)



                                                                                                                    PRINCIPAL
                                                                                                                      AMOUNT
                                                                                       FACE         CARRYING        SUBJECT TO
                                                                                       AMOUNT       AMOUNT          DELINQUENT
                            INTEREST     MATURITY                             PRIOR      OF           OF           PRINCIPAL OR
 DESCRIPTION                  RATE        DATE     PERIODIC PAYMENT TERMS     LIENS   MORTGAGE     MORTGAGE(1)       INTEREST
 -----------                --------     -------   ----------------------     -----   ---------    -------------   ------------

FIRST MORTGAGE LOANS
Casa Bonita                   18.00%     Jun-88    Monthly payments of       $    -     $ 1,000       $   943            $  943
$1 million mortgage                                interest only.
loan secured by
apartments in Paris, TX.

Pioneer Office Bldg.           7.50%     Apr-97    Monthly payments of            -         550           550                 -
$550,000 mortgage                to                interest at 7.5% through
loan secured by office         9.50%               April 1994; 8.5% through
building in Milwaukee,                             April 1995; 9.5% there-
WI.                                                after to maturity.

Other Residential              7.50%     Nov-07    Monthly payments of            -         151           134                 -
2 mortgage loans                to        to       principal and interest.
secured by single-            10.00%     Nov-16
family homes located
in AZ.

WRAPAROUND MORTGAGE LOANS

K-Mart, Fairbault              7.58%     Jan-03    Monthly payments of          955       2,624           266                 -
$2.6 million mortgage                              principal and interest
loan secured by shopping                           from available cash flow.
center in Fairbault, MN.

                                                                    SCHEDULE IV
                                                                    (CONTINUED)

                          NATIONAL INCOME REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)




                                                                                                                    PRINCIPAL
                                                                                                                      AMOUNT
                                                                                       FACE         CARRYING        SUBJECT TO
                                                                                       AMOUNT       AMOUNT          DELINQUENT
                            INTEREST     MATURITY                             PRIOR      OF           OF           PRINCIPAL OR
 DESCRIPTION                  RATE        DATE     PERIODIC PAYMENT TERMS     LIENS   MORTGAGE     MORTGAGE(1)       INTEREST
 -----------                --------     -------   ----------------------     -----   ---------    -------------   ------------
JUNIOR MORTGAGE LOANS

Villa Maria                 12.00%       Dec-97   Monthly principal and       $ 5,673   $  230       $   220           $   -
$230,000 mortgage             to                  interest payments of
loan secured by             14.00%                $5,000
apartment complex                                                             -------   ------       -------           -----
in Dallas, TX.                                                                $ 6,628   $4,555       $ 2,113           $ 943
                                                                              =======   ======                         =====

Accrued interest                                                                                          46
Deferred gain                                                                                           (152)
                                                                                                     -------
                                                                                                       2,007
Allowance for estimated losses                                                                        (1,745)
                                                                                                     -------
                                                                                                     $   262
                                                                                                     =======

-----------------

(1)  The aggregate cost for federal income tax purposes is $2,003.

                                                                    SCHEDULE IV
                                                                    (Continued)



                          NATIONAL INCOME REALTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE


                                                            1996        1995        1994
                                                          --------    --------    --------
                                                                 (dollars in thousands)
Balance at January 1, .................................   $ 12,744    $ 16,313    $ 19,416
   Additions
     Accrued interest shortfall and participation .....         77          40          50
   Deductions
     Collections of principal .........................     (2,140)     (3,609)     (1,841)
     Foreclosures .....................................     (8,568)       --          (727)
     Other ............................................       --          --          (585)(1)
                                                          --------    --------    --------

Balance at December 31, ...............................   $  2,113    $ 12,744    $ 16,313
                                                          ========    ========    ========


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

The Modification provided for, among other things, the resignation of certain trustees, the addition of at least three new, unaffiliated members to be appointed to the Board, and set forth new requirements for approval of any transactions with affiliates over the next five years. Under the Modification, the Trust, the other entities, and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust and other entities also agreed to waive any demand requirement for plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by William S. Friedman or his affiliates shall be voted (i) in favor of the re-election of all current Board members that stand for re-election during the two calendar years following January 11, 1995, and (ii) in favor of all new Board members appointed pursuant to the terms of the Modification that stand for re-election during the three calendar years following January 11, 1995. The Modification also terminated a number of provisions of the original Stipulation of Settlement, including the requirement that the Trust or the other entities maintain a Related Party Transaction Committee and a Litigation Committee of the Board.

Pursuant to the requirements (and in anticipation of the effectiveness) of the Modification, the Trust did not hold an Annual Meeting of Shareholders in 1994, John A. Doyle (a Trustee since February 1994) resigned as a Trustee on April 22, 1994, Ted P. Stokely (a Trustee since April 1990) resigned as a Trustee in August 1994, A. Bob Jordan (a Trustee since October 1992) resigned as a Trustee in June 1994, Bennett B. Sims (a Trustee since April 1990) resigned as a Trustee in August 1994, Geoffrey C. Etnire ( a Trustee since January 1993) ceased to be a Trustee on March 9, 1995, and Willie K. Davis (a Trustee since October 1988) retired as a Trustee effective March 31, 1995. Carl B. Weisbrod (a Trustee since February 1994) was elected Chairman of the Board on March 9, 1995, to replace Mr. Friedman, who remains as President, Chief Executive Officer, and Trustee of the

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT

           (Continued)

Trustees   (Continued)

Trust. During the period from May 1994 to March 9, 1995, the Board appointed four new, independent Trustees to replace a number of those who resigned, and the number of members of the Board was reduced from ten at December 31, 1993, to eight at March 31, 1995. Independent Trustees appointed are Irving E. Cohen (June 2, 1994), Sally Hernandez-Pinero (May 19, 1994), Lance Liebman (March 9,
1995), and L. G. Schafran (March 9, 1995). Messrs. Friedman, Dan L. Johnston, Raymond V. J. Schrag, and Weisbrod have continued as Trustees. All of the Trustees listed below were re-elected as members of the Board at the annual meeting of shareholders held on March 20, 1997.

The current Trustees are listed below, together with their ages, terms of service, all positions and offices with the Trust and Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since April 1, 1994, their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation "Affiliated," when used below with respect to a Trustee, means that the Trustee is an officer, director, or employee of Tarragon or an officer or employee of the Trust. The designation "Independent," when used below with respect to a Trustee, means that the Trustee is neither an officer or employee of the Trust nor a director, officer, or employee of Tarragon, although the Trust may have certain business or professional relationships with such Trustee as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."

IRVING E. COHEN:  Age 50, Trustee (since June 1994) (Independent).

     Managing Director and Chief Acquisition Officer (since 1996), Dames & Moore/Brookhill, LLC, a real estate development company; Managing Director (since 1994), CPR Group, a real estate consulting company; Managing Partner (1990 to 1994), Fuller Corporate Realty Partners, a New York City real estate asset management entity; Director of Real Estate Consulting Services for Price Waterhouse (1989 to 1990); Special Advisor (1988 to
     1989) and Trustee (1985 to 1989), Mellon Participating Mortgage Trust, a mortgage real estate investment trust ("REIT"); and Executive Vice President, E.F. Hutton Properties, Inc. (1983 to 1987).

WILLIAM S. FRIEDMAN:  Age 53, Trustee (Affiliated).

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

SALLY HERNANDEZ-PINERO:  Age 44, Trustee (since May 1994) (Independent).

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

DAN L. JOHNSTON: Age 58, Trustee (April 1990 to June 1990 and since February
1991) (Independent).

     Attorney in solo practice, New York, New York (1991 to 1994 and since August 1995); Partner in the law firm of Johnston, Kaplan and Lombardi (January to July 1995), New York City; Director (since 1992) of the Complex Drug Investigation and Prosecution Project for the Jefferson Institute for Justice Studies; Chief Counsel, Subcommittee on Criminal Justice, U.S. House of Representatives (June 1990 to January 1991); Executive Director (1986 to 1990) of Prosecuting Attorneys' Research Council, a nationwide organization of metropolitan prosecutors which acts to further research to improve the prosecutorial function; Consultant (February 1985 to June 1990) to the Edna McConnell Clark Foundation, which supports efforts of District Attorneys to reduce jail and prison overcrowding; Member (October 1987 to June 1990) of the Civilian Complaint Review Board of the New York City Police Department; Director or Trustee (April 1990 to June 1990 and from February 1991 to January 1995) of CMET, IORT, and TCI; and Trustee (December 1992 to May 1995) of VPT.

LANCE LIEBMAN:  Age 55, Trustee (since March 1995) (Independent).

     Lucy G. Moses Professor of Law (since 1991) Columbia School of Law, New York City; Dean (1991-1995), Columbia School of Law, New York City; Professor of Law (1976 to 1991) and Associate Dean (1981 to 1984) Harvard Law School; Lecturer on Law (1990) Tokyo University Law Faculty, Japan; Director (since 1991) of Greater New York Insurance Co. (both mutual and stock companies); Director (since 1995) of Power Control Technology, Inc.; author of numerous articles published in a number of legal periodicals and seven books; Attorney at Law (since 1967).

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT

           (Continued)

Trustees   (Continued)

L. G. SCHAFRAN:  Age 58, Trustee (since March 1995) (Independent).

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

RAYMOND V.J. SCHRAG:  Age 51, Trustee (since October 1988) (Independent).

     Attorney, Law Offices of Raymond V. J. Schrag in New York, New York (since January 1995); attorney, Law Offices of Paul J. Schrag in New York, New York (since 1975); Trustee (1986 to December 1989) of Hidden Strength Mutual Funds; Trustee (October 1988 to May 1995) of VPT; and Director or Trustee (October 1988 to August 1994) of CMET, IORT, and TCI.

CARL B. WEISBROD: Age 52, Chairman of the Board (since March 1995) and Trustee (since February 1994) (Independent).

     Trustee (since 1996), Ford Foundation; President (since 1994), Alliance for Downtown New York, Inc.; Trustee (February 1994 to May 1995) of VPT; President and Chief Executive Officer (April 1990 to 1994) of New York City Economic Development Corporation; President (May 1987 to April 1990) of 42nd Street Development Project, Inc., a subsidiary of the New York State Urban Development Corporation; Executive Director (March 1986 to May
     1987) of Department of City Planning of the City of New York; and Executive Director (July 1984 to March 1986) of City Volunteer Corps of the City of New York.

LITIGATION AND CLAIMS INVOLVING MR. FRIEDMAN RELATED TO SOUTHMARK CORPORATION

Separation of Messrs. Phillips and Friedman from Southmark. Until January 1989, Mr. Friedman was an executive officer and director of Southmark Corporation ("Southmark"), serving as Vice Chairman of the Board (since
1982), Director (since 1980), and Secretary (since 1984) of Southmark. As a result of a deadlock on Southmark's Board of Directors, Mr. Friedman and Gene E. Phillips (who served as Trustee of the Trust until

------------

(1) On May 24, 1993, Glasstech, Inc., filed a voluntary petition under Chapter 11 of The United States Bankruptcy Code for the District of Delaware. An Order confirming a plan of reorganization became effective January 3, 1995, which is the same day Mr. Schafran became a director of Glasstech, Inc.

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT

           (Continued)

Trustees   (Continued)

December 7, 1992) reached a series of related agreements (later modified) with Southmark on January 17, 1989 (collectively, the "Separation Agreement"), whereby Messrs. Friedman and Phillips resigned their positions with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989. Subsequent to the filing of the Southmark bankruptcy, several lawsuits were filed against Southmark, its former officers and directors (including Mr. Friedman), and others, alleging, among other things, that such persons and entities misrepresented the financial condition of Southmark. Mr. Friedman denies all of such allegations. Those lawsuits in which Mr. Friedman was also a defendant during the last five years are summarized below. The Trust was not a defendant in any of these lawsuits, all of which have been dismissed or settled.

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

            Mr. Friedman also served as a director of Pacific Standard Life Insurance Company ("PSL"), a wholly-owned subsidiary of Southmark, from October 1984 to January 1989. In a proceeding brought by the California Insurance commissioner (the "Commissioner"), a California Superior Court appointed a conservator for PSL on December 11, 1989. On October 12, 1990, the Commissioner filed suit against the former directors of PSL (including Mr. Friedman) seeking damages of $12 million and additional punitive damages. Such lawsuit alleged, among other things, that the defendants knowingly and willfully conspired among themselves to breach their duties as directors of PSL to benefit Southmark. Such suit further alleged that PSL's board of directors failed to convene meetings and delegated to Mr. Phillips authority to make decisions regarding loans, investments, and other transfers and exchanges of PSL assets. In August 1993, five former directors of PSL, including Mr. Friedman, settled this lawsuit without admitting any liability (the "PSL Settlement"). At that time, a judgment was entered securing certain payments agreed to be made by Mr. Friedman and other individuals. After making two of the scheduled payments, the payment due in November 1994 was not made. After discussions and additional litigation, effective December 13, 1995, the Commissioner and Messrs. Phillips and Friedman entered into a modification of the PSL Settlement (the "PSL Modification") pursuant to which the $4.45 million balance of the original payments is to be paid over a ten-year period. Mr. Friedman's liability terminates when the Commissioner has received an aggregate of $1.2 million under the PSL Modification. Tarragon has guaranteed 80% of each of Mr. Friedman's scheduled payments under the PSL Modification.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
         (Continued)

Trustees (Continued)

     One of Southmark's principal businesses was real estate syndication, and, from 1981 through 1987, Southmark raised over $500 million in investments from limited partners in several hundred limited partnerships. Seven lawsuits were filed by investors alleging breach of fiduciary duties on the part of Mr. Friedman and others. Two cases were settled in July and October 1993, for nominal payments. In one case, all claims were dismissed by the Court, and the defendants (including Mr. Friedman) were awarded sanctions against plaintiff's counsel. The other four cases were voluntarily dismissed by the plaintiffs without payment of any kind by the defendants.

            San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. The Office of Thrift Supervision ("OTS") also conducted a formal investigation of SJSA and its affiliates. During late November 1994, Mr. Friedman entered into certain agreements with the RTC and OTS settling all claims relating to (i) his involvement with SJSA and (ii) any guarantor arrangement of Mr. Friedman as to other financial institutions taken over by the RTC. Pursuant to such arrangements, Mr. Friedman and certain other respondents (including Mr. Phillips) agreed to pay restitution over a ten year period in the amount of $20 million. Mr. Friedman's liability terminated on September 30, 1996, when the respondents as a group had paid a total of $4 million out of the total requirement. Mr. Friedman also consented to an order prohibiting him from participating in the conduct of the affairs of an insured depository institution without the prior written approval of the Director of OTS and agreed to submit certain information to the OTS on a periodic basis. Such arrangements constitute an order limiting Mr. Friedman from engaging in a type of business practice.

Board Committees

The Board held three meetings and acted by written consent eight times during 1996. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he had been a Trustee and (ii) the total number of meetings held by all committees of the Board on which he served during the periods that he served.

The Board has an Audit Committee, an Advisory Review Committee, and an Option Committee. The Audit Committee, consisting of three Independent trustees, Messrs. Schrag (Chairman), Johnston, and Weisbrod, reviews the Trust's operating and accounting procedures. This committee met one time during 1996. The Advisory Review Committee, established in March 1995, monitors actions taken by the Advisor which have the potential for a conflict of interest, in particular decisions relating to the allocation of investment opportunities among the Trust and the other entities affiliated with the Advisor. The committee consists of Mr. Weisbrod (Chairman), Ms. Hernandez-Pinero, and Mr. Cohen and met once during 1996. The Option Committee was formed in 1995 for purposes of authorizing options under the Share Option and Incentive Plan, approved at the November 1995 shareholder meeting. This committee is presently comprised of two members including Messrs. Friedman and Weisbrod and acted by written consent six times during 1996.

The Board does not have Nominating or Compensation Committees.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Executive Officers

William S. Friedman, President and Chief Executive Officer, currently serves as the only executive officer of the Trust. His position with the Trust is not subject to a vote of shareholders. Mr. Friedman's age, term of service, all positions and offices with the Trust and Tarragon, other principal occupations, business experience, and directorships with other companies during the last five years or more are set forth above.

Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of services, all positions and offices with the Trust and Tarragon, other principal occupations, business experience, and directorships with other companies during the last five years are set forth below:

BRUCE SCHNITZ:  Age 47, Chief Operating Officer.

     Chief Operating Officer (since January 1996) of the Trust, VPT, and Tarragon; President and Chief Executive Officer (1993-1994) of McNeil Acquisition Corporation; President, Chief Operating Officer, and Director (1991-1993), McNeil Real Estate Management, Inc.; Executive Vice President (1989-1991) Southmark Corporation; President and Chief Executive Officer (1986-1991) Southmark Public Syndications.

ROBERT C. IRVINE:  Age 47, Executive Vice President and Chief Financial Officer.

     Chief Financial Officer (since September 1996) of the Trust, VPT, and Tarragon; Executive Vice President and Chief Financial Officer of FYI, Inc. (February 1996 to July 1996); Executive Vice President, Secretary, Treasurer, Chief Financial Officer, and a director of McNeil Real Estate Management, Inc., and a Vice President of McNeil Investors, an affiliated entity (1991-1995); and Certified Public Accountant (since 1977).

CHRIS W. CLINTON:  Age 50, Senior Vice President - Asset Management.

     Senior Vice President - Asset Management (since May 1995), and Senior Vice President - Commercial Asset Management (March 1994 to April 1995) of the Trust and VPT; Senior Vice President (since March 1994) of Tarragon; Vice President (October 1988 to March 1994) of the Trust, ART, CMET, IORT, NIRT, TCI, and BCM.

R.W. LOCKHART:  Age 51, Senior Vice President - Asset Management.

     Senior Vice President - Asset Management (since May 1995) of the Trust and VPT; Senior Vice President (since March 1994) of Tarragon; Independent Consultant (March 1992 to February 1994); Senior Vice President (July 1989 to March 1992) of BCM and CRSI.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Officers (Continued)

TODD C. MINOR:  Age 38, Treasurer.

     Treasurer (since December 1996), Senior Vice President - Mortgage Servicing and Financing (May 1995 to November 1996), and Senior Vice President - Finance (March 1994 to April 1995 and from July 1993 to January 1994) of the Trust and VPT; Senior Vice President (since March
     1994) of Tarragon; Senior Vice President - Finance (July 1993 to March
     1994) of BCM, ART, CMET, IORT, and TCI; Vice President (January 1989 to July 1993) of BCM and (April 1991 to July 1993) of the Trust, ART, CMET, IORT, VPT, and TCI.

ERIN D. DAVIS:  Age 35, Vice President and Chief Accounting Officer.

     Vice President and Chief Accounting Officer (since September 1996) of the Trust, VPT, and Tarragon; Accounting Manager of the Trust, VPT, and Tarragon (June 1995 to August 1996); Senior Associate, BDO Seidman (January 1993 to June 1995); Senior Accountant and other positions with E&Y Kenneth Leventhal Real Estate Group (formerly Kenneth Leventhal & Company) (January 1988 to December 1992); and Certified Public Accountant (since 1990).

LAWRENCE S. HARTMAN:  Age 31, Vice President and Secretary.

     Vice President and Secretary of the Trust and VPT (since June 1996); Vice President of Tarragon (since May 1996); Associate (March 1994 through May
     1996), Coudert Brothers; Partner (September 1990 through March 1994), Anderson, Kill, Olick & Oshinsky.

In addition to the foregoing officers, the Trust has other officers who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's Trustees, certain officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established, and the Trust is required to report any failure to file by these dates during fiscal 1996. Except as noted below, all of these filing requirements were satisfied. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and officers, its ten percent holders, and copies of the reports that they have filed with the Commission. The following reports filed under Section 16(a) of the Securities Exchange Act of 1934 during or with respect to the year ended December 31, 1996, were not filed on a timely basis: Forms 4 for Messrs. Cohen, Johnston, Liebman, Schafran, Schrag, and Weisbrod and Mrs. Hernandez-Pinero for the options granted to each of them by the Trust on January 1, 1996.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor

Although the Board is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by an advisory firm under the supervision of the Board pursuant to a written advisory agreement approved by shareholders. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage loan investment and sale opportunities and financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

Consolidated Capital Equities Corporation ("CCEC"), the sponsor and original advisor of the Trust, was replaced as advisor on August 1, 1988, by Consolidated Advisors, Inc. ("CAI"), the parent of CCEC. On December 2, 1988, CCEC filed a petition seeking reorganization under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Northern District of Texas. Mr. Friedman was a director of CCEC and CAI from March 1988 through January 1989. Southmark was a controlling shareholder of The Consolidated Companies, the parent of CAI, from March 1988 through February 1989.

BCM served as the Trust's advisor from March 1989 through March 1994. Mr. Friedman served as President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips, who served as a Trustee of the Trust until December 7, 1992. BCM also serves as advisor to CMET, IORT, TCI, and ART and served as advisor to VPT until February 28, 1994. Certain Trustees of the Trust were also Trustees or Directors of CMET, IORT, and TCI but have since resigned their positions. Mr. Friedman, President of the Trust, also serves as President of VPT. BCM also performs certain administrative functions for NRLP and NOLP, the operating partnership of NRLP, on a cost-reimbursement basis. Mr. Friedman resigned from his positions with CMET, IORT, and TCI in February 1994, from his position as an executive officer and director of ART in December 1992, and from his position with NRLP in March 1994 to concentrate his attention on the Trust, VPT, and Tarragon.

Tarragon has provided advisory services to the Trust since April 1, 1994. At the annual meeting of shareholders held on March 20, 1997, the shareholders approved the renewal of the advisory agreement between Tarragon and the Trust. Mr. Friedman serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 32% of the outstanding shares of the Trust.

The provisions of the Trust's initial advisory agreement ("Initial Advisory Agreement") with Tarragon were substantially the same as those of the BCM advisory agreement. Under the Initial Advisory Agreement, the Trust paid Tarragon an annual base advisory fee of $100,000 plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table sets forth the changes or alterations in compensation payable to the advisor under the BCM advisory agreement and the Tarragon advisory agreements during the periods indicated:

  COMPENSATION
  DESCRIPTION                                    ADVISOR; EFFECTIVE DATES OF ADVISORY AGREEMENT
  ------------             --------------------------------------------------------------------------------------
                                 BCM                              TARRAGON                         TARRAGON
                           -------------------                -------------------              ------------------
                           DEC 1992 - MAR 1994                APR 1994 - MAR 1995              APR 1995 - PRESENT
                           -------------------                -------------------              ------------------
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

Acquisition commission     The lesser of (i) up to 1%        1% of the acquisition cost        1% of the acquisition cost
                           of the acquisition cost           (inclusive of commissions         (inclusive of commissions
                           (inclusive of commissions         paid to non-affiliated            paid to non-affiliated brokers),
                           paid to non-affiliated brokers),  brokers), but no fee on           but no fee on acquisitions
                           or (ii) compensation customarily  acquisitions from                 from affiliates
                           charged in arm's-length           affiliates
                           transactions

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

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor  (Continued)


COMPENSATION
  DESCRIPTION                                          ADVISOR; EFFECTIVE DATES OF ADVISORY AGREEMENT
-------------                    -----------------------------------------------------------------------------------------
                                        BCM                                  TARRAGON                         TARRAGON
                                 -------------------                -------------------              ---------------------
                                 DEC 1992 - MAR 1994                APR 1994 - MAR 1995                 APR 1995 - PRESENT
                                 -------------------                -------------------              ---------------------
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

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
             (Continued)

The Advisor  (Continued)

Also, if the Trust were to request that the advisor or an affiliate of the advisor render services to the Trust other than those required by the advisory agreement, the advisor or the affiliate of the advisor would be separately compensated for such additional services on terms to be agreed upon from time to time. In the past, the Trust had hired Carmel, Ltd., an affiliate of BCM, to provide property management services for the Trust's properties. Since April 1, 1994, Tarragon has provided property management services for the Trust's properties. Since April 1, 1996, Tarragon Management, Inc. ("TMI"), a wholly-owned subsidiary of Tarragon, has also provided property management services for certain of the Trust's properties. The Trust also engaged, on a non-exclusive basis, CRSI, also an affiliate of BCM, to perform brokerage services for the Trust until March 31, 1994.

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

The advisory agreements also require prior approval of the Board for retention of all consultants and third party professionals, other than legal counsel. The agreements provide that the advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders; contains guidelines for the advisor's allocation of investment opportunities as among itself, the Trust, and other entities it advises; and contains a broad standard governing the advisor's liability for losses incurred by the Trust. Under the advisory agreements, none of the advisors nor any of its shareholders, directors, officers, or employees shall be liable to the Trust, the Trustees, or the holders of securities of the Trust for any losses from the operations of the Trust if the advisor had determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Trust and the loss or liability was not the result of negligence or misconduct by the advisor. In no event will the directors, officers, or employees of the advisor be personally liable for any action unless it was the result of willful misfeasance, bad faith, gross negligence, or reckless disregard of duty.

Employees of the advisor render services to the Trust, as the Trust has no employees. In accordance with the terms of the advisory agreements, certain services provided by the advisor including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead are reimbursed directly by the Trust.

As required by the Declaration of Trust, all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the Operating Expenses of the Trust, as defined, exceed certain specified limits based on book value, net asset value, and net income during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1994, 1995, or 1996.

The Declaration of Trust requires shareholder approval for any renewal of the advisory agreement.

The advisory agreement may be assigned only with the prior consent of the Trust.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor  (Continued)

The directors and principal officers of Tarragon are set forth below:

WILLIAM S. FRIEDMAN:       Director and Chief Executive Officer

BRUCE A. SCHNITZ:          Chief Operating Officer

ROBERT C. IRVINE:          Executive Vice President and Chief Financial Officer

CHRIS W. CLINTON:          Senior Vice President

ROBERT W. LOCKHART:        Senior Vice President

TODD C. MINOR:             Treasurer

ERIN D. DAVIS:             Vice President and Chief Accounting Officer

LAWRENCE S. HARTMAN:       Vice President and Secretary

Tarragon has provided property management services to the Trust since April 1, 1994, for a fee of 4.5% of the monthly gross rents collected on multifamily properties and 1.5% to 5% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of some of the property-level management services to the Trust. Beginning April 1996, TMI has assumed the property-level management of certain of the Trust's properties for a fee of 4.5% of the monthly gross rents collected.

Since March 1, 1994, Tarragon's real estate brokerage affiliate has been available to and may act as a broker in both purchases and sales of Trust property with commissions payable in amounts customarily charged in arm's-length transactions by others rendering similar property acquisition services in the same geographical location and for comparable property. Such commissions require Board approval.

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

The Independent Trustees are paid an annual stipend directly by the Trust, as well as granted certain share options, as discussed below. The Independent Trustees (i) review the business plan of the Trust to determine that it is in the best interest of the shareholders, (ii) review the Trust's contract with the advisor, (iii) supervise the performance of the advisor and review the reasonableness of the compensation which the Trust pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Trust, and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Trust. The Independent Trustees receive compensation in the amount of $15,000 per year, plus $25,000 per year to the Chairman of the Board and reimbursement of expenses. In addition, each Independent Trustee receives (i) $2,000 per year for each committee of the Board of Trustees on which he (she) serves, (ii) $1,000 per year for each committee chairmanship, and (iii) $1,000 per day for any special services rendered to the Trust outside of the ordinary duties as Trustee, plus reimbursement for expenses, provided such services are specifically requested by the Board.

1995 Independent Trustees fees totaled $146,500 for all services, including the annual stipend, as follows: Irving E. Cohen, $17,000; Sally Hernandez-Pinero, $17,000; Dan L. Johnston, $17,000; Lance Liebman, $15,000; L. G. Schafran, $15,000; Raymond V. J. Schrag, $18,000; Carl B. Weisbrod, $40,000; Willie K. Davis, $7,500.

1996 Independent Trustees fees totaled $139,000 for all services, including the annual stipend, as follows: Irving E. Cohen, $17,000; Sally Hernandez-Pinero, $17,000; Dan L. Johnston, $17,000; Lance Liebman, $15,000; L. G. Schafran, $15,000; Raymond V. J. Schrag, $18,000; and Carl B. Weisbrod, $40,000.

Pursuant to the approval of the Independent Trustee Share Option Plan (the "Trustee Plan") at the November 1995 shareholder meeting, the Trust issued to each of the seven Independent Trustees on November 20, 1995, options to acquire 3,000 shares (a total of 21,000 shares). The exercise price of the options is equal to the market price on the grant date. The options expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or November 20, 2005 (the "Termination Date"), and are exercisable at any time between the date of grant and the Termination Date. In addition, for each year such Trustee continues to serve as a Trustee, he (she) will be awarded an option covering 1,000 shares on January 1 of each year. Accordingly, on each of January 1, 1996 and 1997, the Trust issued to each Independent Trustee additional options covering 1,000 shares (a total of 14,000 shares) with exercise prices equal to the market price on the dates of grant and the same Termination Date as the options granted in November 1995. Subsequent to the 10% share distribution paid in September 1996, the options issued in November 1995 and January 1996 were adjusted so that they now cover a total of 30,800 shares. The Trustee Plan provides for a total of 60,000 shares.

Since January 1, 1993, FMS, Inc., a company of which Mr. Davis is Chairman, President, and sole shareholder, has been providing property-level management services for several properties owned by the Trust. In 1995 and 1996, FMS, Inc., earned fees of $66,490 and $80,920, respectively, for performing such services. The Trust believes that such fees were at least as favorable to the Trust as those that would be paid to unaffiliated third parties for the performance of similar services.












                    [This space intentionally left blank.]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on March 14, 1997.

                                     Amount and Nature
    Name and Address of                of Beneficial            Percent of
     Beneficial Owner                   Ownership                Class (1)
     ----------------                   ---------                ---------
Lucy N. Friedman                     1,141,738  (2)(3)(4)(5)        32.4%
280 Park Avenue                                 (6)(7)(8)
East Building, 20th Floor
New York, New York  10017


(1) Percentages are based upon 3,523,070 shares of beneficial interest outstanding at March 14, 1997.

(2) Includes 16,786 shares owned by Lucy N. Friedman's husband, William S. Friedman.

(3)  Includes 731,266 shares owned by Mrs. Friedman.

(4) Does not include 19,218 shares owned by Mrs. Friedman's adult son, Ezra Friedman, and 23,003 shares owned by Mrs. Friedman's adult daughter, Tanya Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

(5) Includes 31,865 shares owned by a trust for the benefit of the children and grandchildren of Samuel Friedman, deceased, William S. Friedman's father, for which Robert A. Friedman and Gerald C. Friedman, siblings of William S. Friedman, and Ruth Friedman, his mother, are the trustees. Mrs. Friedman disclaims beneficial ownership of such shares.

(6) Includes 43,142 shares owned by Tarragon Capital Corporation ("TCC"), of which Mrs. Friedman and Mr. Friedman are executive officers and directors, and 35,440 shares owned by Tarragon Partners, Ltd., of which Mrs. Friedman and Mr. Friedman are limited partners.

(7) Includes 12,675 shares and 12,817 shares owned by Mr. Friedman's minor sons, Gideon and Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares. It also includes 242,000 shares owned by Beachwold Partners, L. P., in which Mr. Friedman and Mrs. Friedman are the general partners and their four children are the limited partners.

(8) Includes 15,747 shares held by William S. Friedman Grantor Trust for benefit of the children of Mr. Friedman, of which Mrs. Friedman is the trustee.





                    [This space intentionally left blank.]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            (Continued)

Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficial and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 14, 1997.

                                     Amount and Nature
    Name and Address of                of Beneficial            Percent of
     Beneficial Owner                   Ownership                Class (1)
     ----------------                   ---------                ---------
William S. Friedman                     1,141,738  (2)(3)(4)(5)    32.4%
                                                   (6)(7)(8)(9)

Irving E. Cohen                             5,974  (10)             *

Sally Hernandez-Pinero                      5,400  (11)             *

Dan L. Johnston                             5,515  (12)             *

Lance Liebman                               6,005  (13)             *

L. G. Schafran                              5,400  (11)             *

Raymond V.J. Schrag                        11,479  (14)             *

Carl B. Weisbrod                            5,666  (15)             *

All Trustees and Executive              1,187,177  (2)(3)(4)(5)(6)  33.7%
Officers as a group                                (7)(8)(9)(10)(11)
(8 individuals)                                    (12)(13)(14)(15)

-----------
*      Less than 1%.

(1) Percentages are based upon 3,523,070 shares of beneficial interest outstanding at March 14, 1997.

(2)  Mr. Friedman owns 16,786 shares of beneficial interest personally.

(3) Includes 731,266 shares owned by Mrs. Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(4) Does not include 19,218 shares owned by Mr. Friedman's adult son, Ezra Friedman, and 23,003 shares owned by Mr. Friedman's adult daughter, Tanya Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(5) Includes 31,865 shares owned by a trust for the benefit of the children and grandchildren of Samuel Friedman, deceased, William S. Friedman's father, for which Robert A. Friedman and Gerald C. Friedman, siblings of William S. Friedman, and Ruth Friedman, his mother, are the trustees. Mr. Friedman disclaims beneficial ownership of such shares.

(6)  Includes 43,142 shares owned by TCC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            (Continued)

(7)  Includes 35,440 shares owned by Tarragon Partners, Ltd.

(8) Includes 12,675 shares and 12,817 shares owned by Mr. Friedman's minor sons, Gideon and Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares. It also includes 242,000 shares owned by Beachwold Partners, L. P.

(9)  Includes 15,747 shares held by William S. Friedman Grantor Trust.

(10) Includes 574 shares owned by Irving E. Cohen directly and 5,400 shares covered by three separate presently exercisable options.

(11) Includes 5,400 shares covered by three separate presently exercisable options.

(12) Includes 115 shares owned by Dan L. Johnston directly and 5,400 shares covered by three separate presently exercisable options.

(13) Includes 605 shares owned by Lance Liebman directly and 5,400 shares covered by three separate presently exercisable options.

(14) Includes 6,079 shares owned by Raymond V. J. Schrag directly and 5,400 shares covered by three separate presently exercisable options. Does not include 1,210 shares owned by Mr. Schrag's wife as custodian for his two children as to which Mr. Schrag disclaims any beneficial ownership.

(15) Includes 266 shares owned by Carl B. Weisbrod directly and 5,400 shares covered by three separate presently exercisable options.








                     [This space intentionally left blank.]

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

Since April 1, 1994, Tarragon has served as the Trust's advisor pursuant to an advisory agreement. Mr. Friedman serves as Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 32% of the outstanding shares of the Trust.

Since March 1, 1994, Tarragon has also served as VPT's advisor. William S. Friedman also serves as a Trustee, President, and Chief Executive Officer of VPT. VPT has the same relationship with Tarragon as the Trust. Mr. Friedman owes fiduciary duties to VPT as well as the Trust under applicable law.

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

The Trust is a partner with CMET in Sacramento Nine ("SAC 9") and Income Special Associates ("ISA"). SAC 9, which currently owns two office buildings in the vicinity of Sacramento, California, is owned 70% by the Trust which is a non-controlling partner. The SAC 9 tenancy-in-common agreement requires unanimous consent of both the Trust and CMET for any material changes in the operations of SAC 9's properties, including sales, refinancings, and property management changes. ISA is a general partnership in which the Trust has a 40% interest and CMET holds a 60% interest. ISA in turn owns all of Indcon, L.P., (formerly known as Adams Properties Associates) which owns five industrial warehouse facilities. The Indcon, L.P., partnership agreement requires consent of both the Trust and CMET for any material changes in the operations of the partnership properties, including sales, refinancings, and changes in property manager. Until March 9, 1995, Geoffrey C. Etnire, a Trustee of CMET, was also a Trustee of the Trust. Since that time, the Trust and CMET have no Trustee who serves on both boards.

On December 10, 1990, the Board, based on the recommendation of its Related Party Transaction Committee, authorized the purchase of up to $1.0 million of the shares of beneficial interest of CMET through negotiated or open market transactions. At December 31, 1993, the Trust owned 54,500 shares of beneficial interest of CMET which it purchased in 1990 and 1991 through open market transactions at a total cost to the Trust of $250,000. In June 1994, the Trust sold 15,000 of these shares for $210,000 through open market transactions and, as a result, recorded a $141,000 gain on sale of investments. During the first quarter of 1995, the Trust sold the remaining 39,500 CMET shares for $592,500 and, as a result, recorded a $412,000 gain on sale of investments.

In December 1993, the Board approved the issuance of a $1 million convertible subordinated debenture to Mr. Doyle, Chief Financial Officer of the Trust until September 1996, in exchange for his 10% participation in the profits of the Consolidated Capital Properties II ("CCP II") assets, which the Trust had acquired in November 1992. This participation was granted as consideration for Mr. Doyle's services to the Trust in connection with the CCP II portfolio. The debenture bore interest at 6% per annum and was scheduled to mature in December 1999. In February 1996, Mr. Doyle converted the debenture into 93,076 Shares. The Trust repurchased 50,000 of these shares from Mr. Doyle in September 1996 for $700,000.

Other liabilities at December 31, 1995, included non-interest bearing cash advances of $300,000 and $283,000 from Lucy N. Friedman, 50% stockholder of Tarragon and a principal shareholder of the Trust, and Tarragon, respectively. Such advances were made to the Trust on a short term basis to facilitate the negotiated discounted payoffs of the mortgage loans secured by Bryan Hill, Meadowbrook, and Forest Oaks. In connection with the discounted payoffs, the Trust realized extraordinary gains on debt forgiveness totaling $670,000. The Trust repaid the advances in 1996. The remaining $255,000 due to affiliates at December 31, 1995, represented accrued mortgage brokerage commissions, advisory fees, and expense reimbursements to Tarragon which were paid in January 1996.

In 1995, the Trust paid Tarragon $1.0 million in advisory fees, $445,000 in real estate acquisition fees and mortgage brokerage commissions, and $330,000 in property management fees. In addition, the Trust paid Tarragon $960,000 in expense reimbursements.

In 1996, the Trust paid Tarragon and affiliates $1.1 million in advisory fees, $293,000 in real estate acquisition fees and mortgage brokerage commissions, $1.0 million in property management fees, and $1.2 million in expense reimbursements.

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

As discussed in "Related Party Transactions" above, beginning September 1990, the Trust had invested in shares of CMET. As of December 31, 1994, the Trust owned 39,500 shares of CMET. CMET had the same advisor as the Trust and certain of its Trustees were also Trustees of CMET at the time such shares were acquired. Under the terms of its Declaration of Trust, as amended, the Trust was prohibited from holding the shares of CMET beyond July 30, 1996. Prior to March 31, 1995, all remaining 39,500 CMET shares were sold in open market transactions.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)       The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Public Accountants   -   Arthur Andersen LLP

Consolidated Balance Sheets - December 31, 1996 and 1995

Consolidated Statements of Operations -
   Years Ended December 31, 1996, 1995, and 1994

Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 1996, 1995, and 1994

Consolidated Statements of Cash Flows -
   Years Ended December 31, 1996, 1995, and 1994

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule  III  -   Real Estate and Accumulated Depreciation

Schedule IV  -     Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number                 Description
-------             -----------------------
3.1 Second Amended and Restated Declaration of Trust (incorporated by reference to the Registrant's Current Report on Form 8-K dated August 14,
     1987).

3.2 Amendment No. 1 to the Second Amended and Restated Declaration of Trust, (incorporated by reference to the Registrant's Current Report on Form 8-K dated July 5, 1989) reporting change in name of Trust.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
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

27.0 Financial Data Schedule.

(b) The following report on Form 8-K was filed during the fourth quarter by this report or with respect to events occurring after the period covered by this report but prior to the filing of this report.

           Date of Event                Date Filed                          Items Reported
          ------------------         ---------------       ---------------------------------------------
          September 27, 1996         October 15, 1996      Item 2. Acquisition or Disposition of Assets
                                                           Item 5. Other Events
                                                           Item 7. Financial Statements and Exhibits




                     [This space intentionally left blank.]

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NATIONAL INCOME REALTY TRUST

Dated:     March 31, 1997                  By: /s/ William S. Friedman
      ---------------------------             ----------------------------------
                                              William S. Friedman
                                              President, Chief Executive
                                              Officer, and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                              Capacities In Which Signed                      Date
/s/ Carl B. Weisbrod                   Trustee and Chairman of the Board           March 31, 1997
-------------------------------                                                    ------------------
Carl B. Weisbrod

/s/ William S. Friedman                President, Chief Executive Officer,         March 31, 1997
-------------------------------        and Trustee (Principal Executive            ------------------
William S. Friedman                    Officer)

/s/ Robert C. Irvine                   Executive Vice President and                March 31, 1997
-------------------------------        Chief Financial Officer                     ------------------
Robert C. Irvine                       (Principal Financial Officer)

/s/ Erin D. Davis
-------------------------------        Vice President and                          March 31, 1997
Erin D. Davis                          Chief Accounting Officer                    ------------------
                                       (Principal Accounting Officer)

/s/ Irving E. Cohen                    Trustee                                     March 31, 1997
-------------------------------                                                    ------------------
Irving E. Cohen

/s/ Sally Hernandez-Pinero             Trustee                                     March 20, 1997
-------------------------------                                                    ------------------
Sally Hernandez-Pinero

/s/ Dan L. Johnston                    Trustee                                     March 31, 1997
-------------------------------                                                    ------------------
Dan L. Johnston

/s/ Lance Liebman                      Trustee                                     March 31, 1997
-------------------------------                                                    ------------------
Lance Liebman

/s/ Lawrence G. Schafran               Trustee                                     March 31, 1997
-------------------------------                                                    ------------------
Lawrence G. Schafran

/s/ Raymond V.J. Schrag                Trustee                                     March 31, 1997
-------------------------------                                                    ------------------
Raymond V. J. Schrag

                               INDEX TO EXHIBITS


Exhibit
Number                 Description
-------             -----------------------
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