Form 10-Q
period 1997-03-31
NATIONAL INCOME REALTY TRUST
filed 1997-05-15
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

                                     OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ............... to ....................


                        Commission File Number 0-9211

                        NATIONAL INCOME REALTY TRUST
           (Exact name of registrant as specified in its charter)

              California                                     94-2537061
 ---------------------------------------------            -------------------
 (State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                              Identification No.)


       280 Park Avenue, East Building, 20th Floor, New York, NY  10017
       ---------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                               (212) 949-5000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


  Shares of Beneficial Interest, No par value               3,503,845
  -------------------------------------------       ----------------------------
                  (Class)                           (Outstanding at May 5, 1997)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 1997, have not been audited by independent certified public accountants, but, in the opinion of the management of National Income Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                             March 31,  December 31,
                                                            -----------  ------------
                                                               1997          1996
                                                            -----------  ------------
                                                            (unaudited)     (audited)
                      Assets
                      ------
Real estate held for sale (net of accumulated depreciation
 of $347 in 1997 and $397 in 1996) .......................    $   4,431     $  12,198
Less - allowance for estimated losses ....................       (1,195)       (1,529)
                                                              ---------     ---------
                                                                  3,236        10,669
Real estate held for investment (net of accumulated
 depreciation of $43,354 in 1997 and $41,854 in 1996) ....      192,851       183,053
Investments in partnerships ..............................        7,329         4,739
Cash and cash equivalents.................................        4,692         3,862
Restricted cash ..........................................        4,108         2,850
Other assets, net ........................................        7,310         6,168
                                                              ---------     ---------
                                                              $ 219,526     $ 211,341
                                                              =========     =========

    Liabilities and Shareholders' Equity
    ------------------------------------
Liabilities
Notes, debentures, and interest payable ..................    $ 144,742     $ 134,270
Other liabilities ........................................        6,124         8,008
                                                              ---------     ---------
                                                                150,866       142,278
Commitments and contingencies.............................

Shareholders' equity
Shares of beneficial interest, no par value; authorized
 shares, unlimited; shares outstanding, 3,523,268 in 1997
 and 3,523,729 in 1996 (after deducting 769,494 shares
 in 1997 and 767,294 shares in 1996 held in treasury) ...        10,578        10,579
Paid-in capital .........................................       277,796       277,795
Accumulated distributions in excess of
 accumulated earnings ...................................      (219,714)     (219,311)
                                                              ---------     ---------
                                                                 68,660        69,063
                                                              ---------     ---------
                                                              $ 219,526     $ 211,341
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

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                For the Three Months
                                                                  Ended  March 31,
                                                                --------------------
                                                                   1997       1996
                                                                ---------  ---------
Income
 Rentals .....................................................  $  11,955  $  11,698
 Interest ....................................................         67        142
 Equity in income of partnerships ............................        158        180
                                                                ---------  ---------
                                                                   12,180     12,020

Expenses
 Property operations .........................................      6,674      6,859
 Interest ....................................................      2,747      3,183
 Depreciation ................................................      1,500      1,298
 Advisory fees ...............................................        376        247
 General and administrative ..................................        542        461
                                                                ---------  ---------
                                                                   11,839     12,048
                                                                ---------  ---------

Income (loss) before gain on sale of real estate and insurance
 settlement ..................................................        341       (28)
Gain on sale of real estate ..................................          -        224
Gain on insurance settlement .................................          -        451
                                                                ---------  ---------
Net income ...................................................  $     341  $     647
                                                                =========  =========


Earnings per share

Net income ...................................................  $     .10  $     .17
                                                                =========  =========

Weighted average shares of beneficial interest used in
 computing earnings per share ................................  3,523,610  3,742,476
                                                                =========  =========




 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)





                                                                   Accumulated
                                     Shares of                    Distributions
                                 Beneficial Interest              in Excess of
                               ----------------------   Paid-in   Accumulated  Shareholders'
                                Shares       Amount     Capital    Earnings       Equity
                               ----------  ----------  --------  ------------  -------------
Balance, December 31, 1996 ..   3,523,729  $   10,579  $277,795    $ (219,311)    $   69,063

Repurchase of shares
 of beneficial interest .....      (2,200)         (7)      (20)            -            (27)

Cash distributions
 ($0.20 per share) ..........           -           -         -          (717)          (717)

Share distributions .........       1,739           6        21           (27)             -

Net income ..................           -           -         -           341            341
                               ----------  ----------  --------    ----------     ----------

Balance, March  31, 1997
 (unaudited) ................   3,523,268  $   10,578  $277,796    $ (219,714)    $   68,660
                               ==========  ==========  ========    ==========     ==========





 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                            For the Three Months
                                                              Ended March 31,
                                                            --------------------
                                                               1997     1996
                                                              -------  -------
  Cash Flows from Operating Activities
   Rentals collected .......................................  $11,768  $11,995
   Interest collected ......................................       70      137
   Interest paid ...........................................   (2,405)  (2,964)
   Payments for property operations ........................   (8,334)  (7,487)
   General and administrative expenses paid ................     (731)    (514)
   Advisory fees paid to affiliate .........................     (556)    (407)
   Deferred borrowing costs paid ...........................     (415)    (357)
                                                              -------  -------

     Net cash provided by (used in) operating activities ...     (603)     403

  Cash Flows from Investing Activities
   Acquisition of real estate ..............................     (414)       -
   Real estate improvements ................................   (3,373)  (2,393)
   Notes receivable collections ............................        8       26
   Additional note receivable collateral ...................        -      100
   Earnest money deposit paid ..............................     (116)       -
   Loan and advances to partnership ........................   (2,251)       -
   Distribution from partnership's investing activities ....        -    6,105
   Net <contributions to> distributions from partnerships ..     (182)     304
                                                              -------  -------

     Net cash provided by (used in) investing activities ...   (6,328)   4,142

  Cash Flows from Financing Activities
   Borrowings from financial institutions ..................   19,350        -
   Payments of mortgage notes payable ......................   (8,998)  (1,820)
   Margin account repayments, net ..........................   (1,527)    (859)
   Repayment of advances from affiliates, net ..............        -     (519)
   Replacement escrow (deposits) receipts, net .............     (332)     635
   Repurchase of shares of beneficial interest .............      (27)    (110)
   Distributions to shareholders ...........................     (705)    (679)
                                                              -------  -------

     Net cash provided by (used in) financing activities ...    7,761   (3,352)
                                                              -------  -------

  Net increase in cash and cash equivalents ................      830    1,193

  Cash and cash equivalents, beginning of period ...........    3,862    1,674
                                                              -------  -------

  Cash and cash equivalents, end of period .................  $ 4,692  $ 2,867
                                                              =======  =======


The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                      For the Three Months
                                                                        Ended March 31,
                                                                        1997        1996
                                                                      --------    ---------

Reconciliation of net income to net cash
 provided by (used in) operating activities:
 Net income ...............................................           $   341     $   647
 Gain on insurance settlement .............................                 -        (451)
 Gain on sale of real estate ..............................                 -        (224)
 Depreciation and amortization ............................             1,677       1,577
 Equity in <income> of partnerships .......................              (158)       (180)
 Changes in other assets and liabilities, net of effects of
   noncash investing and financing activities
     Decrease in interest receivable ......................                 3           -
     <Increase> in other assets ...........................            (1,871)       (569)
     <Decrease> in other liabilities ......................              (804)       (423)
     Increase in interest payable .........................               209          26
                                                                      -------     -------

   Net cash provided by (used in) operating activities ....           $  (603)    $   403
                                                                      =======     =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
 purchase or foreclosure of real estate:
   Real estate ............................................           $ 2,098     $ 5,568
   Notes and interest receivable ..........................                 -      (8,568)
   Allowance for estimated losses .........................                 -       3,000
   Other assets ...........................................               (22)          -
   Notes and interest payable .............................            (1,641)          -
   Other liabilities ......................................               (21)          -
                                                                      -------     -------
       Cash paid ..........................................           $   414     $     -
                                                                      =======     =======

Real estate written off pursuant to condemnation ..........           $ 2,209     $     -
Note and accrued interest receivable written off ..........           $   977     $     -
Note payable written off pursuant to the condemnation of
 the collateral property ..................................           $ 1,725     $     -
Allowances for estimated losses charged off in connection
 with the write-off of real estate and note receivable ....           $ 1,462     $     -
Conversion of convertible subordinated debenture ..........           $     -     $ 1,000




 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. Dollar amounts in tables are in thousands. Certain 1996 balances have been reclassified to conform to the 1997 presentation. Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three month periods ended March 31, 1997 and 1996. 1996 share and per share data have been restated to give effect to the 10% share distribution paid to shareholders in September 1996.

Effective January 1, 1997, the Trust implemented prospectively a change in accounting estimate whereby capital expenditures for carpet; appliance; and heating, ventilation, and air conditioning (HVAC) replacements are capitalized rather than expensed. The Trust believes that capitalizing these expenditures and depreciating them over lives ranging from three to five years more appropriately reflects the timing of the economic benefits to be received from these expenditures. Additionally, the Trust believes this treatment is consistent with policies currently being used by other real estate investment trusts. For the quarter ended March 31, 1997, the effect of this change in accounting estimate was to decrease property operating expenses by $223,000. Had the Trust implemented this change on January 1, 1996, property operating expenses for the quarter ended March 31, 1996, would have been reduced by $188,000. The decrease in property operating expenses correlates to an increase in funds from operations, on which the advisory fee is based. Accordingly, this change will result in higher advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor.

NOTE 2.  NOTES AND INTEREST RECEIVABLE

In March 1997, the Trust wrote off a note receivable with a balance of $977,000, including accrued interest, secured by an apartment complex in Paris, Texas, which had matured in 1988. The Trust had fully-reserved the loan in previous years. Consequently, no loss was recognized in connection with the write-off.

NOTE 3.  REAL ESTATE AND DEPRECIATION

In January 1997, after an evaluation of its real estate portfolio, the Trust reclassified Jackson Square Shopping Center from real estate held for sale to real estate held for investment. As the estimated fair value of the property exceeded its carrying value, no loss was recognized upon the reclassification.

In November 1995, the City of Indianapolis (the "City") initiated condemnation proceedings against the Trust's K-Mart Shopping Center, acquired through a deed in lieu of foreclosure in December 1994. The shopping center was vacant at the time the Trust acquired it, although leased to K-Mart under a net lease expiring in 1999. The lease was assigned by K-Mart to the City in September 1995. In March 1996, the Trust ceased payments on the $1.7 million non-recourse mortgage note secured by the shopping center. In January 1997, the Trust wrote off the property and related debt, as the mortgage is now secured by the condemnation award. No loss was recognized in excess of amounts previously provided.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

In February 1997, the Trust purchased Morningside Apartments, a 112-unit property located in Jacksonville, Florida. The purchase price was $2.1 million, $1.6 million of which was financed through the assumption of an existing mortgage loan secured by the property. In connection with the transaction, the Trust paid Tarragon an acquisition fee of $20,550.

NOTE 4.  INVESTMENTS IN PARTNERSHIPS

Investments in partnerships, accounted for under the equity method, consisted of the following at March 31, 1997:


                  Income Special Associates ("ISA") ..  $1,495
                  801 Pennsylvania Avenue ............   2,917
                  RI Windsor, Ltd. ...................   2,438
                  Sacramento Nine ("SAC 9") ..........     479
                  English Village ....................       -
                                                        ------
                                                        $7,329
                                                        ======

In January 1997, in exchange for a capital contribution of $200,000, which was matched by the other partners, the Trust received a 1% general partner interest and a 49% limited partner interest in RI Windsor, Ltd., a limited partnership formed to construct a 324-unit luxury apartment complex to be known as The Mayfaire at Windsor Parke in Jacksonville, Florida, at an estimated cost of $19.0 million. The property is expected to be completed in the fourth quarter of 1997. The partnership has obtained an $18.0 million construction loan to finance the construction. The Trust also loaned the partnership $2.0 million which is to be repaid from construction loan proceeds following completion. Until lease-up of the property, the construction loan is guaranteed by the other general partner. As the Trust holds a non-controlling interest, it accounts for its investment in the partnership using the equity method.

The proceeds for the Trust's loan and capital contribution to the partnership were obtained from a $2.2 million loan secured by 352,000 of the Trust's shares of beneficial interest. The lender has no voting rights with these shares, and all distributions paid on the shares are used to reduce the loan balance. Therefore, these shares are not included with outstanding shares in the accompanying March 31, 1997, Consolidated Balance Sheet and the Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1997. The loan matures in January 2000; however, the Trust intends to repay the loan prior to December 1997 with proceeds received from the partnership's construction loan.

The following information summarizes the results of operations of these partnerships for the three months ended March 31, 1997:


                  Rentals ............................  $1,007
                  Property operations ................    (454)
                  Interest ...........................    (135)
                  Depreciation .......................    (138)
                                                        ------
                  Net income .........................  $  280
                                                        ======

                         NATIONAL INCOME REALTY TRUST
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES, DEBENTURES, AND INTEREST PAYABLE

Pursuant to a Master Repurchase Agreement (the "Agreement") with an investment bank entered into in April 1996, the Trust purchased the $3.1 million Fannie Mae mortgage backed security ("Fannie Mae Certificate") issued by the lender in connection with the financing of Forest Oaks at a 1/2% discount in June 1996 and the $16.8 million Government National Mortgage Association mortgage backed security ("GNMA Certificate") issued by the lender in connection with the
financing of Heather Hills at a 2.7% discount in July 1996.   The investment
bank purchased the Fannie Mae Certificate and the GNMA Certificate from the Trust for 92% of the aggregate value, or $17.9 million, and the Trust agreed to repurchase the Certificates from the investment bank one month later at the same price plus interest at the London Interbank Offered Rate ("LIBOR") plus 1/2% per annum. As provided for in the Agreement, the Trust and the investment bank extended the repurchase date monthly. The December 1996 purchase price and, consequently, the January 1997 repurchase price were increased to 95% of the aggregate value of the Certificates, or $19.3 million, and the interest rate associated with the repurchase agreement was reduced to LIBOR plus 1/4% per annum. In January 1997, the Trust entered into a similar repurchase transaction with a government sponsored enterprise which purchased the Certificates for 97% of their aggregate value, or $19.3 million, and the Trust agreed to repurchase them in February 1997 for the same price plus interest at 5.4% per annum. The repurchase date has been extended to May 1997, and the current repurchase price is $19.7 million. The repurchase transaction has resulted in effective interest rates as of March 31, 1997, on the Forest Oaks and Heather Hills financings of 6.9% and 6.5%, respectively.

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

In February 1997, the Trust closed separate mortgage loans, secured by Pinecrest Apartments and Rancho Sorrento Office Building, totaling $17.2 million. After the payoff of the $8.2 million existing mortgage secured by Pinecrest, establishing escrows for taxes, insurance, and repairs, and closing costs, the Trust received net cash proceeds of $7.7 million. In connection with these transactions, the Trust paid Tarragon mortgage brokerage commissions totaling $172,000.

NOTE 6.  INCOME TAXES

No provision has been made for federal income taxes because the Trust's management believes the Trust has qualified as a Real Estate Investment Trust, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and expects that it will continue to do so.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

National Income Realty Trust (the "Trust") invests in real estate through acquisitions, leases, and partnerships and, to a lesser extent, in mortgages secured by real estate. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At March 31, 1997, the Trust's real estate portfolio included 58 properties, seven of which were held for sale, located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 38 apartment complexes, 13 shopping centers, three office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except for 16 properties, is pledged to secure first mortgage notes payable. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $4.7 million at March 31, 1997, compared with $3.9 million at December 31, 1996. The Trust's principal sources of cash have been property operations, collections of mortgage notes receivable, and external sources, such as property sales and refinancings, as more fully discussed in the paragraphs below. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular distributions.

During the first quarter of 1997, the Trust acquired a 112-unit apartment property for $2.1 million and a 50% interest in a partnership which is constructing a 324-unit apartment property for $200,000. The Trust also advanced the partnership $2.2 million which was obtained through a loan which matures in January 2000.

The Trust made real estate improvements totaling $3.4 million to its properties during the first quarter of 1997, including $1.2 million on the construction of The Vistas at Lake Worth, which is in redevelopment and should be completed in the fourth quarter of 1997. Projected construction costs for The Vistas are $7.8 million for the remainder of 1997. The Trust anticipates expenditures for capital improvements on its other properties during the remainder of 1997 to total approximately $5.8 million.

During the first quarter of 1997, the Trust obtained first mortgage financing totaling $17.2 million and received net cash proceeds of $7.7 million after the payoff of existing debt of $8.2 million, funding escrows, and paying associated closing costs. The Trust made other principal payments totaling $796,000 during the three months ended March 31, 1997. Principal payments of $10.8 million, including balloon payments of $9.2 million, are due during the remainder of 1997. The Trust intends to either pay off the maturing mortgages or extend the due

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

dates while seeking to obtain long term refinancing. While management is confident of its ability to acquire financing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

During the three months ended March 31, 1997, the Trust repurchased 2,200 of its shares of beneficial interest at a total cost of $27,000. During 1996, the Board authorized the Trust to repurchase up to an additional 281,592 shares of beneficial interest, of which 170,091 had been purchased as of March 31, 1997.

Cash distributions to shareholders totaling $717,000, or $0.20 per share, were declared by the Board in the first quarter of 1997. The Trust has paid regular quarterly cash distributions since September 1993.

Results of Operations

The Trust reported net income of $341,000 for the three months ended March 31, 1997, compared to $647,000 for the three months ended March 31, 1996. The components of the change in results from operations are discussed in the following paragraphs.

 Multifamily Properties

 The Trust's multifamily portfolio, which accounted for 76% of the Trust's real estate and included 7,190 operating units at March 31, 1997, reported an increase in net rental income (rental revenue less property operating expenses) of $750,000, or 21%, for the three months ended March 31, 1997,
 compared to the corresponding period in 1996.   $200,000 of this increase
 resulted from properties acquired in 1996 and 1997. The remainder of the increase comes from higher rents for multifamily properties held in both years. Overall, both physical and economic occupancy levels have remained relatively stable for multifamily properties held in both years.

 Commercial Properties

 The Trust's commercial portfolio included 1.6 million square feet at March 31, 1997. The sale of Century Centre II Office Building in September 1996 resulted in a decrease in net rental income of $418,000 for the quarter. Commercial properties held in both years reported an overall increase in net rental income of $102,000 principally due to lower economic vacancies. Overall, both rental rates and physical occupancy for properties held in both years were higher than reported in 1996.

Interest revenue decreased from $142,000 for the three months ended March 31, 1996, to $67,000 for the corresponding period in 1997. This decrease resulted primarily from the payoff of the Sherwood Trust mortgage note receivable in November 1996. The Trust does not anticipate making new mortgage loans in the future except in connection with the sale of real estate. Therefore, as existing loans are paid off, interest revenue is expected to continue to decline.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest expense decreased from $3.2 million for the three months ended March 31, 1996, to $2.7 million for the three months ended March 31, 1997, due to the sale of Century Centre II and the lower rates produced by the repurchase transaction discussed in NOTE 5. "NOTES, DEBENTURES, AND INTEREST PAYABLE" in the Notes to Consolidated Financial Statements.

Advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon"), increased from $247,000 for the three months ended March 31, 1996, to $376,000 for the three months ended March 31, 1997. The Tarragon advisory agreement calls for a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board. The Trust's funds from operations increased 47% for the first quarter of 1997 compared to the corresponding period in 1996. See "Funds from Operations" below.

During the first quarter of 1996, the Trust reported a $224,000 gain on the sale of real estate related to the sale of the Indcon warehouses and a $451,000 gain due to Indcon's insurance settlement received as a result of the warehouse fire in September 1995.

Funds from Operations

Funds from operations ("FFO") for the three month periods ended March 31, 1997 and 1996, are as follows (unaudited) (dollars in thousands, except per share amounts):

                                                            For the Three Months
                                                              Ended March 31,
                                                            --------------------
                                                             1997         1996
                                                            ------        ------
     Net income ........................................... $  341        $  647
     Gain on insurance settlement .........................      -          (451)
     Gain on sale of real estate ..........................      -          (224)
     Depreciation and amortization of real estate assets ..  1,546         1,298
     Depreciation and amortization of real estate assets of
       partnerships .......................................     86            70
                                                            ------        ------

     Funds from operations ................................ $1,973        $1,340
                                                            ======        ======

     Funds from operations per share ...................... $  .56        $  .36
                                                            ======        ======


Industry analysts generally consider FFO an appropriate measure of the performance of an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts, is net income as determined in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets uniquely significant to the real estate industry, and after adjustments for unconsolidated partnerships and joint ventures. The Trust believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented herein. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds from Operations (Continued)

indicative of cash available to fund cash needs and cash distributions. FFO should not be considered as an alternative to net income as an indication of the Trust's performance or as an alternative to cash flow as a measure of liquidity. Effective January 1, 1997, the Trust modified its calculation of FFO to include the add back of amortization of leasing commissions associated with its commercial properties. The Trust believes that this calculation of FFO is consistent with other real estate investment trusts. If the Trust had calculated FFO in the same manner for the three months ended March 31, 1996, FFO would have been $78,000 higher for that period.

Implementation of Change in Accounting Estimate

Effective January 1, 1997, the Trust implemented prospectively a change in accounting estimate whereby capital expenditures for carpet; appliance; and heating, ventilation, and air conditioning (HVAC) replacements are capitalized rather than expensed. The Trust believes that capitalizing these expenditures and depreciating them over lives ranging from three to five years more appropriately reflects the timing of the economic benefits to be received from these expenditures. Additionally, the Trust believes this treatment is consistent with policies currently being used by other real estate investment trusts. For the quarter ended March 31, 1997, the effect of this change in accounting estimate was to decrease property operating expenses by $223,000. Had the Trust implemented this change on January 1, 1996, property operating expenses for the quarter ended March 31, 1996, would have been reduced by $188,000. The decrease in property operating expenses correlates to an increase in funds from operations, on which the advisory fee is based. Accordingly, this change will result in higher advisory fees to Tarragon, the Trust's advisor.

Allowance for Estimated Losses and Provisions for Losses

The Trust's management, on a quarterly basis, reviews the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed its the lower of its cost or its estimated fair value less costs to sell. In those instances in which estimates of fair value less costs to sell of the collateral securing the Trust's mortgage loans or properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation of the carrying values of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the property manager, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

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

Income Tax Aspects

As more fully discussed in the Trust's 1996 Form 10-K, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed.







                     [This space intentionally left blank.]

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 17, 1997, at the annual meeting of shareholders, the shareholders of the Trust (i) elected eight Trustees of the Trust, (ii) approved the Trust's Advisory Agreement with Tarragon Realty Advisors, Inc. ("Tarragon"), (iii) approved an amendment to subpart (1) of Section 3.2 of the Declaration of Trust to clarify authorization for the Trust to own securities of other entities and have wholly-owned subsidiaries, (iv) approved an amendment to the Trust's Declaration of Trust to specifically authorize the acquisition of the Trust's own securities, (v) approved a proposal to repeal and delete subpart (d) of
Section 5.3 of the Trust's Declaration of Trust which restricted the Trust's issuance of certain securities, (vi) approved a proposal to repeal and delete subpart (e) of Section 5.3 of the Trust's Declaration of Trust which limited the Trust's ability to invest in certain unimproved, non-income producing property, (vii) approved a proposal to repeal and delete subpart (g) of Section
5.3 of the Trust's Declaration of Trust which limited the period of time the Trust may hold its investments in equity securities, and (viii) approved a proposal to repeal and delete subpart (o) of Section 5.3 of the Trust's Declaration of Trust which prohibited the Trust from investing any of the assets of the Trust in single-family homes. Proxies for such annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "1934 Act"), and there was no solicitation in opposition to the nominees for Trustee. Following is a brief description of each matter considered at the annual meeting of shareholders and the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for election as a Trustee.

            Matter Voted Upon                         Shares Voting
     ---------------------------------     ------------------------------------
     (1) Election of Trustees

                                               Shares               Authority
                 Name                         Voted for             Withheld
     ---------------------------------     -------------          -------------
     Irving E. Cohen                        2,691,045                  52,476

     William S. Friedman                    2,678,360                  65,161

     Sally Hernandez-Pinero                 2,693,539                  49,982

     Dan L. Johnston                        2,692,529                  50,992

     Lance Liebman                          2,694,309                  49,212

     L. G. Schafran                         2,694,559                  48,962

     Raymond V. J. Schrag                   2,693,010                  50,511

     Carl B. Weisbrod                       2,692,601                  50,920


                                                        Votes Cast
                                           ------------------------------------
                                              For        Against     Abstention
                                           ----------   ----------   ----------
     (2) Approval of the Trust's Advisory
           Agreement with Tarragon          2,070,228     56,274       50,311

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)


                                                        Votes Cast
                                           ------------------------------------
                                              For        Against     Abstention
                                           ----------   ----------   ----------
     (3) Approval to amend subpart (1)
          of Section 3.2 of the
          Declaration of Trust              2,096,663      66,612      52,081

     (4) Approval to amend the Trust's
          Declaration of Trust to
          specifically authorize the
          acquisition of the Trust's
          own securities                    2,073,965      54,847      48,001

     (5) Approval to repeal and delete
          subpart (d) of Section 5.3 of
          the Trust's Declaration
          of Trust                          2,033,555      86,758      56,500

     (6) Approval to repeal and delete
          subpart (e) of Section 5.3 of
          the Trust's Declaration
          of Trust                          2,020,678     103,971      52,164

     (7) Approval to repeal and delete
          subpart (g) of Section 5.3 of
          the Trust's Declaration
          of Trust                          2,058,818      72,838      50,157

     (8) Approval to repeal and delete
          subpart (o) of Section 5.3 of
          the Trust's Declaration
          of Trust                          2,066,488      95,343      53,525




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 3.0   Amendment No. 4 to the Amended and Restated Declaration of
                   Trust

     Exhibit 27.0  Financial Data Schedule


(b)  Reports on Form 8-K as follows:

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL INCOME REALTY TRUST


Date:  May 15, 1997                           By:/s/ William S. Friedman
     ---------------                             ----------------------------
                                                 William S. Friedman
                                                 President, Chief Executive
                                                 Officer, and Trustee



Date:  May 15, 1997                           By:/s/ Robert C. Irvine
     ----------------                            ----------------------------
                                                 Robert C. Irvine
                                                 Executive Vice President and
                                                 Chief Financial Officer



Date:   May 15, 1997                          By:/s/ Erin D. Davis
     ----------------                            ----------------------------
                                                 Erin D. Davis
                                                 Vice President and
                                                 Chief Accounting Officer

                          NATIONAL INCOME REALTY TRUST
                               INDEX TO EXHIBITS




EXHIBIT 3.0              Amendment No. 4 to the Amended and
                         Restated Declaration of Trust                  Page  19

EXHIBIT 27.0             Financial Data Schedule                        Page  25