Form 10-Q
period 1997-06-30
NATIONAL INCOME REALTY TRUST
filed 1997-08-14
CIK 277577

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from.............to.....................

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


         280 Park Avenue, East Building, 20th Floor, New York, NY 10017
         --------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212) 949-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Shares of Beneficial Interest, No par value                3,485,796
-------------------------------------------      -------------------------------
                 (Class)                         (Outstanding at August 4, 1997)

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

                          NATIONAL INCOME REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    June 30,     December 31,
                                                                                      1997           1996
                                                                                   ---------      ---------
                                                                                  (unaudited)     (audited)
                           Assets
Real estate held for sale (net of accumulated depreciation
  of $347 in 1997 and $397 in 1996) ............................................   $   4,435      $  12,198
Less - allowance for estimated losses ..........................................      (1,195)        (1,529)
                                                                                   ---------      ---------
                                                                                       3,240         10,669
Real estate held for investment (net of accumulated
  depreciation of $44,351 in 1997 and $41,854 in 1996) .........................     210,093        183,053
Investments in partnerships ....................................................       8,710          4,739
Investments in marketable equity securities ....................................       2,649             --
Cash and cash equivalents ......................................................       3,089          3,862
Restricted cash ................................................................       4,287          2,850
Other assets ...................................................................       7,746          6,168
                                                                                   ---------      ---------
                                                                                   $ 239,814      $ 211,341
                                                                                   =========      =========

              Liabilities and Shareholders' Equity
Liabilities
Notes, debentures, and interest payable ........................................   $ 160,822      $ 134,270
Other liabilities ..............................................................       9,167          8,008
                                                                                   ---------      ---------
                                                                                     169,989        142,278

Commitments and contingencies ..................................................

Shareholders' equity
Shares of beneficial interest, no par value; authorized shares, unlimited;
  shares outstanding, 3,491,636 in 1997 and 3,523,729 in 1996 (after deducting
  801,714 in 1997 and 767,294 in 1996 held in treasury) ........................      10,483         10,579
Paid-in capital ................................................................     277,401        277,795
Accumulated distributions in excess of
  accumulated earnings .........................................................    (218,493)      (219,311)
Unrealized gains on marketable equity securities ...............................         434             --
                                                                                   ---------      ---------
                                                                                      69,825         69,063
                                                                                   ---------      ---------
                                                                                   $ 239,814      $ 211,341
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

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                        For the Three Months            For the Six Months
                                                           Ended June 30,                  Ended June 30,
                                                     --------------------------      -------------------------
                                                        1997            1996            1997           1996
                                                     ----------     -----------      ----------     ----------
Revenue
   Rentals .......................................   $   12,218     $    12,015      $   24,173     $   23,713
   Interest ......................................           90             218             157            360
   Equity in income of partnerships ..............          198           1,000             356          1,180
                                                     ----------     -----------      ----------     ----------
                                                         12,506          13,233          24,686         25,253
Expenses
   Property operations ...........................        6,778           6,954          13,452         13,813
   Interest ......................................        2,994           3,139           5,741          6,322
   Depreciation ..................................        1,593           1,345           3,093          2,643
   Advisory fees to affiliate ....................          301             289             677            536
   General and administrative ....................          475             605           1,017          1,066
                                                     ----------     -----------      ----------     ----------
                                                         12,141          12,332          23,980         24,380
                                                     ----------     -----------      ----------     ----------
Income before gain (loss) on sale of
   real estate and gain on insurance
   settlement ...................................           365             901             706            873
Gain (loss) on sale of real estate ...............        1,576            (213)          1,576             11
Gain on insurance settlement .....................           --              --              --            451
                                                     ----------     -----------      ----------     ----------
Net income .......................................   $    1,941     $       688      $    2,282     $    1,335
                                                     ==========     ===========      ==========     ==========


Earnings per share

Net income........................................   $      .55     $       .18      $      .65     $      .35
                                                     ==========     ===========      ==========     ==========


Weighted average shares of
   beneficial interest used in
   computing earnings per share ..................    3,505,532       3,788,382       3,514,813      3,765,445
                                                     ==========     ===========      ==========     ==========




              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)



                                                                                Accumulated    Unrealized
                                           Shares of                           Distributions    Gains on
                                      Beneficial Interest                       in Excess of   Marketable
                                    -----------------------       Paid-in       Accumulated      Equity     Shareholders'
                                      Shares        Amount        Capital        Earnings      Securities      Equity
                                    ---------      --------      ---------      -----------    ----------   -------------
Balance, December 31,
  1996 (audited) .............      3,523,729      $ 10,579      $ 277,795      $(219,311)        $ --       $ 69,063

Repurchase of shares
  of beneficial interest .....        (34,420)         (103)          (425)            --           --           (528)

Cash distributions
  ($0.40 per share) ..........             --            --             --         (1,426)          --         (1,426)

Share distributions ..........          2,327             7             31            (38)          --             --

Unrealized gains on marketable
  equity securities ..........             --            --             --             --          434            434

Net income ...................             --            --             --          2,282           --          2,282
                                    ---------      --------      ---------      ---------         ----       --------

Balance, June 30, 1997
  (unaudited) ................      3,491,636      $ 10,483      $ 277,401      $(218,493)        $434       $ 69,825
                                    =========      ========      =========      =========         ====       ========




              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                               For the Six Months
                                                                 Ended June 30,
                                                             ----------------------
                                                               1997          1996
                                                             --------      --------
 Cash Flows from Operating Activities
  Rentals collected ......................................   $ 23,808      $ 24,149
  Interest collected .....................................        163           307
  Interest paid ..........................................     (5,190)       (6,258)
  Payments for property operations .......................    (15,093)      (14,614)
  General and administrative expenses paid ...............     (1,104)       (1,124)
  Advisory fees paid to affiliate ........................       (786)         (627)
  Deferred borrowing costs paid ..........................     (1,385)       (1,550)
                                                             --------      --------
     Net cash provided by operating activities ...........        413           283

Cash Flows from Investing Activities
  Acquisition of real estate .............................     (9,630)       (3,099)
  Proceeds from the sale of real estate ..................      2,854            --
  Real estate improvements ...............................    (10,620)       (4,108)
  Note receivable collections ............................        166           461
  Additional note receivable collateral ..................         --           101
  Earnest money deposits paid ............................       (150)           --
  Investments in marketable equity securities ............     (2,214)           --
  Loan and advances to partnership .......................     (3,429)           --
  Distribution from a partnership's investing activities .         --         6,810
  Distribution of partnership's insurance proceeds .......         --           759
  Net (contributions to) distributions from partnerships..       (186)          608
                                                             --------      --------
     Net cash provided by (used in) investing activities..    (23,209)        1,532

Cash Flows from Financing Activities
  Borrowings from financial institutions .................     32,750        24,688
  Payments of mortgage notes payable .....................     (9,653)      (22,640)
  Margin account borrowings (deposits), net ..............        933        (1,202)
  Repayment of advances from affiliates, net .............         --          (514)
  Replacement escrow (deposits), net .....................        (92)         (657)
  Repurchase of shares of beneficial interest ............       (528)         (494)
  Distributions to shareholders ..........................     (1,387)       (1,355)
                                                             --------      --------
     Net cash provided by (used in) financing activities..     22,023        (2,174)
                                                             --------      --------
Net (decrease) in cash and cash equivalents ..............       (773)         (359)

Cash and cash equivalents, beginning of period ...........      3,862         1,674
                                                             --------      --------

Cash and cash equivalents, end of period .................   $  3,089      $  1,315
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

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)


                                                       For the Six Months
                                                         Ended June 30,
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
Reconciliation of net income to net cash
  provided by operating activities
     Net income ...................................   $  2,282      $  1,335
     Gain on insurance settlement .................         --          (451)
     Gain on sale of real estate ..................     (1,576)          (11)
     Depreciation and amortization ................      3,459         3,192
     Equity in income of partnerships .............       (356)       (1,180)
     Changes in other assets and liabilities,
       net of effects of noncash investing and
       financing activities
       (Increase) decrease in interest receivable..          5           (46)
       (Increase) in other assets .................     (3,626)       (2,242)
       (Decrease) in other liabilities ............        (51)           (1)
       Increase (decrease) in interest payable ....        276          (313)
                                                      --------      --------
Net cash provided by operating activities .........   $    413      $    283
                                                      ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with
  The acquisition or foreclosure of real estate
     Real estate ..................................   $ 16,633      $ 14,954
     Notes and interest receivable ................         --        (8,568)
     Allowance for estimated losses ...............         --         3,000
     Other assets .................................        121           (56)
     Notes and interest payable ...................     (6,699)       (6,157)
     Other liabilities ............................       (425)          (74)
                                                      --------      --------
        Cash paid .................................   $  9,630      $  3,099
                                                      ========      ========

Assets disposed of and liabilities released in
  connection with the sale of real estate
     Real estate ..................................   $  3,028      $     --
     Other assets .................................         89            --
     Notes and interest payable ...................     (1,758)           --
     Other liabilities ............................        (81)           --
     Gain on sale .................................      1,576            --
                                                      --------      --------
        Cash received .............................   $  2,854      $     --
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

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)


                                                              For the Six Months
                                                                Ended June 30,
                                                              -----------------
                                                               1997       1996
                                                              ------     ------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  (Continued):

Real estate written off pursuant to condemnation ..........   $2,209     $   --

Note and accrued interest receivable written off ..........   $  977     $   --

Note payable written off pursuant to the condemnation of
  the collateral property .................................   $1,725     $   --

Allowances for estimated losses charged off in connection
  with the write-off of real estate and note receivable ...   $1,462     $   --

Conversion of convertible subordinated debenture ..........   $   --     $1,000



              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. Dollar amounts in tables are in thousands. Certain 1996 balances have been reclassified to conform to the 1997 presentation. Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three and six month periods ended June 30, 1997 and 1996. 1996 share and per share data have been restated to give effect to the 10% share distribution paid to shareholders in September 1996.

Effective January 1, 1997, the Trust implemented prospectively a change in accounting estimate whereby capital expenditures for carpet; appliance; and heating, ventilation, and air conditioning (HVAC) replacements are capitalized rather than expensed. The Trust believes that capitalizing these expenditures and depreciating them over lives ranging from three to five years more appropriately reflects the timing of the economic benefits to be received from these expenditures. Additionally, the Trust believes this treatment is consistent with policies currently being used by other real estate investment trusts. For the three and six month periods ended June 30, 1997, the effect of this change in accounting estimate was to decrease property operating expenses and increase net income by $255,000 and $478,000, respectively. Had the Trust implemented this change on January 1, 1996, property operating expenses for the three and six months periods ended June 30, 1996, would have been reduced by $222,000 and $410,000, respectively. This change has no effect on the advisory fee as management believes Tarragon Realty Advisors, Inc. ("Tarragon") , the Trust's advisor since April 1, 1994, should not benefit from increased funds from operations resulting from a change in accounting estimate rather than from improved Trust operations.

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

During the six months ended June 30, 1997, the Trust purchased three multifamily properties, as presented below, and, in connection with these acquisitions, paid Tarragon real estate acquisition fees totaling $162,800. These properties are located in the same geographical areas where the Trust currently operates and were acquired in separate transactions.

                                                                                           Cost of Acquisition
                                                                Date                   ----------------------------
               Property                   Location            Acquired          Units     Cash              Debt
             ------------              ----------------       --------          -----  ------------      ----------
             Morningside               Jacksonville, FL        Feb-97            112   $         414     $    1,641
             Fountainhead              Kissimmee, FL           Jun-97            184           7,690             --
             Newport                   Jacksonville, FL        Jun-97            152           1,526          5,058
                                                                                 ---   -------------     ----------
                                                                                 448   $       9,630     $    6,699
                                                                                 ===   =============     ==========


NOTE 4.  INVESTMENTS IN PARTNERSHIPS

Investments in partnerships, accounted for under the equity method, consisted of the following at June 30, 1997:

                  Income Special Associates............  $    1,468
                  801 Pennsylvania Avenue..............       2,932
                  RI Windsor, Ltd......................       2,401
                  RI Panama City, Ltd..................       1,403
                  Sacramento Nine......................         506
                  English Village......................          --
                                                          ---------
                                                          $   8,710
                                                          =========

In January 1997, in exchange for a capital contribution of $200,000, which was matched by the other partners, the Trust received a 1% general partner interest and a 49% limited partner interest in RI Windsor, Ltd., a limited partnership formed to construct a 324-unit luxury apartment complex to be known as The Mayfaire at Windsor Parke in Jacksonville, Florida, at an estimated cost of $19 million. The property is expected to be completed in the fourth quarter of 1997. The partnership has obtained an $18 million construction loan to finance the construction. The Trust also loaned the partnership $2.2 million which is to be repaid following completion and lease-up of the property. Until lease-up of the property, the construction loan is guaranteed by the other general partner. As the Trust holds a non-controlling interest, it accounts for its investment in the partnership using the equity method.

The proceeds for the Trust's loan to the partnership were obtained from a $2.2 million loan secured by 352,000 of the Trust's shares of beneficial interest. The lender has no voting rights with and does not receive cash distributions on these shares. Therefore, these shares are not included with outstanding shares in the accompanying June 30, 1997, Consolidated Balance Sheet and the Consolidated Statement of Shareholders'

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  INVESTMENTS IN PARTNERSHIPS (Continued)

Equity for the six months ended June 30, 1997. The loan matures in January 2000; however, the Trust intends to repay the loan prior to December 1997 with proceeds received from the partnership's construction loan.

In a similar transaction, in June 1997, in exchange for a capital contribution of $200,000, the Trust received a 1% general partner interest and a 49% limited partner interest in RI Panama City, Ltd. This partnership was formed to construct a 200-unit luxury apartment complex to be known as Panama City Apartments in Panama City, Florida, at an estimated cost of $10.4 million. The property is expected to be completed during 1998. The partnership has obtained an $8.8 million construction loan to finance construction. The Trust also loaned the partnership $1.2 million which is to be repaid from construction loan proceeds following completion and lease-up of the property. Until lease-up of the property, the construction loan is guaranteed by the other general partner. The Trust also accounts for its investment in this partnership using the equity method.

The following information summarizes the results of operations of these partnerships for the six months ended June 30, 1997:

                  Rentals....................   $     2,177
                  Property operations........          (904)
                  Interest...................          (426)
                  Depreciation...............          (289)
                                                -----------
                  Net income.................   $       558
                                                ===========

NOTE 5.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities are carried at fair value. Unrealized holding gains are included as a separate component of shareholders' equity.

NOTE 6.  NOTES, DEBENTURES, AND INTEREST PAYABLE

Pursuant to a Master Repurchase Agreement (the "Agreement") with an investment bank entered into in April 1996, the Trust purchased the $3.1 million Fannie Mae mortgage backed security ("Fannie Mae Certificate") issued by the lender in connection with the financing of Forest Oaks Apartments at a 1/2% discount in June 1996 and the $16.8 million Government National Mortgage Association mortgage backed security ("GNMA Certificate") issued by the lender in connection with the financing of Heather Hills Apartments at a 2.7% discount in July 1996. The investment bank purchased the Fannie Mae Certificate and the GNMA Certificate from the Trust for 92% of the aggregate value, or $17.9 million, and the Trust agreed to repurchase the Certificates from the investment bank one month later at the same price plus interest at the London Interbank Offered Rate ("LIBOR") plus 1/2% per annum. As provided for in the Agreement, the Trust and the investment bank extended the repurchase date monthly. The December 1996 purchase price and, consequently, the January 1997 repurchase price were increased to 95% of the aggregate value of the Certificates, or $19.3 million, and the interest rate associated with the repurchase agreement was reduced to LIBOR plus 1/4% per annum. In January 1997, the Trust entered into a similar repurchase transaction with a government sponsored enterprise which purchased the Certificates for 97% of their aggregate value, or $19.3 million, and the Trust agreed to repurchase

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

them in February 1997 for the same price plus interest at 5.4% per annum. The repurchase date has been extended to August 1997, and the current repurchase price is $19.5 million. The repurchase transaction has resulted in effective interest rates as of June 30, 1997, on the Forest Oaks and Heather Hills financings of 6.9% and 6.5%, respectively.

The Trust is exposed to a demand for additional collateral or, in the alternative, credit loss in the event the interest rate associated with the repurchase transaction fluctuates in a manner that is unfavorable to the Trust's interest in the Certificates. However, the Trust intends to either pay off the mortgages or modify the mortgages to increase the interest rate prior to any significant credit loss.

In February 1997, the Trust closed separate mortgage loans, secured by Pinecrest Apartments and Rancho Sorrento Office Building, totaling $17.2 million. After the payoff of the $8.2 million existing mortgage secured by Pinecrest, establishing escrows for taxes, insurance, and repairs, and closing costs, the Trust received net cash proceeds of $7.7 million. In connection with these financings, the Trust paid Tarragon mortgage brokerage commissions totaling $172,000.

In May 1997, the Trust accepted a commitment from GMAC Commercial Mortgage Corporation for a $50 million revolving credit facility. Advances under the facility are available to finance properties currently owned by the Trust as well as new acquisitions. The outstanding balance is limited to the lesser of 75% of the value of the collateral properties or an amount supported by 1.25% debt service coverage. The borrowing base may be increased by adding new or existing properties to the collateral pool. Advances are limited to the lesser of 75% of the appraised value of the property as stabilized or 80% of total acquisition costs which include the purchase price of a newly acquired property and the cost of improvements incurred between the date of acquisition and the date that any mortgage secured by that property is recorded. A newly acquired property is defined as a property owned by the Trust for less than one year. The outstanding balance under the facility bears interest at the 30 day LIBOR plus a variable spread of between 2% and 2.5% which is determined based on the loan-to-value and debt service coverage maintained. Payment terms include interest only monthly with the outstanding balance due at maturity, which is 36 months from the date of the first advance. The Trust may extend the maturity by two six-month terms, but no new fundings may occur under the facility during any extension period. The first funding under this commitment took place in June 1997 in the amount of $13.2 million and is secured by a first mortgage against a previously unencumbered Trust property, Dunhill/Devonshire/Sandstone. In connection with this first funding, the Trust paid Tarragon a fee of $132,000.

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

NOTE 9.  SUBSEQUENT EVENTS

In July 1997, the Trust purchased Park Grove Apartments, a 127-unit property in North Miami, Florida. The purchase price was $3.8 million, $3 million of which was financed through the assumption of an existing first mortgage loan secured by the property. The Trust paid Tarragon an acquisition fee of $37,750 in connection with this transaction.

Also in July 1997, the Trust obtained another advance under the $50 million revolving credit facility. The $5.7 million advance is secured by Fountainhead Apartments, which the Trust acquired in June 1997. In connection with this funding, the Trust paid Tarragon a fee of $56,500.

Also in July 1997, the Trust paid $1 million to increase its interest in English Village Partners, L.P., from 50% to 90%. As it now holds a controlling interest, the operations of English Village Apartments, the partnership's only property, will be consolidated.

In August 1997, the Trust sold Pheasant Pointe Apartments for $9.7 million. The Trust received net cash proceeds of $3.5 million at closing and recognized a gain of $2.8 million.




                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

National Income Realty Trust (the "Trust") invests in real estate through acquisitions, leases, and partnerships and, to a lesser extent, in mortgages secured by real estate. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At June 30, 1997, the Trust's real estate portfolio included 58 properties, seven of which were held for sale, located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 38 apartment complexes, 13 shopping centers, three office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except for 16 properties, is encumbered by mortgages. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $3.1 million at June 30, 1997, compared with $3.9 million at December 31, 1996. The Trust's principal sources of cash have been property operations and external sources, such as property sales and refinancings, as more fully discussed in the paragraphs below. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular cash distributions.

The Trust purchased three properties during the six months ended June 30, 1997, for an aggregate purchase price of $16.6 million, a portion of which was financed through the assumption of first mortgage loans totaling $6.7 million. The Trust paid cash totaling $9.6 million at closing of these purchases.

The Trust sold two properties during the six months ended June 30, 1997, recognizing gains totaling $1.6 million and receiving net cash proceeds of $2.9 million.

The Trust made real estate improvements totaling $10.6 million to its properties during the first half of 1997, including $3.5 million on the construction of The Vistas at Lake Worth, which is in redevelopment and should be completed in the fourth quarter of 1997. Projected construction costs for The Vistas are $5.5 million for the remainder of 1997. The Trust anticipates expenditures for capital improvement on its other properties during the remainder of 1997 to total approximately $2.2 million.

During the six months ended June 30, 1997, the Trust acquired 50% interests in two partnerships in exchange for capital contributions totaling $400,000. The partnerships, RI Windsor, Ltd., and RI Panama City, Ltd., are each constructing an apartment property. The Trust also made advances to the partnerships totaling $3.4 million, $2.2 million of which was obtained through a loan which matures in January 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

During the six months ended June 30, 1997, the Trust made investments in marketable equity securities of $2.2 million. As of June 30, 1997, there were unrealized holding gains on these investments of $434,000.

During the first half of 1997, the Trust obtained first mortgage financing totaling $30.6 million and received net cash proceeds of $20.7 million after the payoff of existing debt of $8.2 million, funding escrows, and paying associated closing costs. The Trust made other principal payments totaling $1.5 million during the six months ended June 30, 1997. Principal payments of $10.1 million, including balloon payments of $9.2 million, are due during the remainder of 1997. The Trust intends to either pay off the maturing mortgages or extend the due dates while attempting to obtain long term refinancing. However, while management is confident of its ability to acquire refinancing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

During the six months ended June 30, 1997, the Trust repurchased 34,420 of its shares of beneficial interest at a total cost of $528,000. During 1996, the Trust's Board of Trustees (the "Board") authorized the Trust to repurchase up to an additional 281,592 shares of beneficial interest, of which 202,311 had been purchased as of June 30, 1997.

Cash distributions to shareholders totaling $1.4 million, or $0.40 per share, have been declared by the Board during the six month period ended June 30, 1997. The Trust has paid regular quarterly cash distributions since September 1993.

Results of Operations

The Trust reported net income of $1.9 million and $2.3 million, respectively, for the three and six month periods ended June 30, 1997, as compared to net income of $688,000 and $1.3 million, respectively, for the three and six month periods ended June 30, 1996. The major components of the change in results of operations are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $5.1 million and $9.9 million for the three and six month periods ended June 30, 1996, to $5.4 million and $10.7 million for the corresponding periods in 1997.

  Multifamily Properties

  The Trust's multifamily portfolio, which represented 78% of the Trust's real estate and included 7,380 operating units at June 30, 1997, reported increases in net rental income of $605,000, or 16%, and $1.4 million, or 19%, respectively, for the three and six month periods ended June 30, 1997, as compared to the corresponding periods in 1996. Of these increases, $146,000 and $350,000 are related to properties acquired in 1996 and 1997. The remainder of the increase comes from higher rents for properties held in both years. Overall, both physical and economic occupancy levels have remained relatively stable for properties held in both years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Commercial Properties

  The Trust's commercial portfolio included 1.6 million square feet at June 30, 1997. The sale of Century Centre II Office Building in September 1996 resulted in decreases in net rental income of $452,000 and $871,000, respectively, for the three and six month periods ended June 30, 1997, as compared to the corresponding periods in 1996. Commercial properties held in both years reported overall increases in net rental income of $294,000 and $447,000, respectively, principally due to lower economic vacancies resulting from improved overall physical occupancy levels.

Interest revenue decreased for the three and six month periods ended June 30, 1997, compared to the corresponding periods in 1996. These decreases resulted primarily from the payoff of the Sherwood Trust mortgage note receivable in November 1996. The Trust does not anticipate making new mortgage loans in the future except in connection with the sale of real estate. Therefore, as existing loans are paid off, interest revenue is expected to continue to decline.

Equity in income of partnerships decreased approximately $800,000 for both the three and six month periods ended June 30, 1997, compared to the corresponding periods in 1996. These decreases were primarily due to income recorded in 1996 related to distributions received from Sacramento Nine, a tenancy-in-common in which the Trust holds a 70% undivided interest in earnings, losses, and distributions, and English Village, a partnership in which, until July 1997, the Trust held 1% general partner and 49% limited partner interests, in excess of the Trust's investments in the partnerships. The funds distributed to the Trust by the partnerships represented refinancing proceeds, and equity in income of partnerships for the current year is not expected to match that recognized in 1996.

Interest expense decreased from $3.1 million and $6.3 million, respectively, for the three and six month periods ended June 30, 1996, to $3 million and $5.7 million, respectively, for the corresponding periods 1997 due to the sale of Century Centre II and the lower rates produced by the repurchase transaction discussed in NOTE 6. "NOTES, DEBENTURES, AND INTEREST PAYABLE" in the Notes to Consolidated Financial Statements.

Advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon"), were $301,000 and $677,000 for the three and six month periods ended June 30, 1997, as compared to $289,000 and $536,000 for the corresponding periods in 1996. The advisory agreement calls for a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board. The Trust's funds from operations increased 40% and 44%, respectively, for these periods. See "Funds from Operations" below.

During the first half of 1997, the Trust recognized gains totaling $1.6 million on the sale of Plaza Hills Apartments and Huntington Green Apartments. During the first half of 1996, the Trust reported a gain of $11,000 on the sale of real estate related to the sale of the Indcon warehouses and a $451,000 gain due to Indcon's insurance settlement received as a result of the warehouse fire in September 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds from Operations

The following information should be read in conjunction with all of the financial statements and notes thereto and with the discussion set forth in "Liquidity and Capital Resources" and "Results of Operations" included elsewhere in this report.

Funds from operations ("FFO") for the three and six months periods ended June 30, 1997 and 1996, are as follows (unaudited) (dollars in thousands):

                                         For the Three Months       For the Six Months
                                            Ended June 30,            Ended June 30,
                                         --------------------      --------------------
                                           1997        1996         1997         1996
                                         -------      -------      -------      -------
Net income ...........................   $ 1,941      $   688      $ 2,282      $ 1,335
(Gain) on insurance settlement .......        --           --           --         (451)
(Gain) loss on sale of real estate ...    (1,576)         213       (1,576)         (11)
Depreciation and amortization of
  real estate assets .................     1,634        1,345        3,178        2,643
Depreciation and amortization of
  real estate assets of partnerships..       100           69          191          139
Distributions from partnerships in
  excess of the Trust's investments
  in the partnerships ................       (35)        (843)         (39)        (843)
                                         -------      -------      -------      -------

Funds from operations ................   $ 2,064      $ 1,472      $ 4,036      $ 2,812
                                         =======      =======      =======      =======


The Trust generally considers FFO to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not added back to net income (loss) in the Trust's calculation. This treatment is consistent with the Trust's historical calculation of FFO. The Trust believes that FFO is useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of the ability of the Trust to incur and service debt and to make capital expenditures. The Trust believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Trust's operating performance or to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs and cash distributions. The Trust's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds from Operations (Continued)

Effective January 1, 1997, the Trust modified its calculation of FFO to include the add back of amortization of leasing commissions associated with its commercial properties. The Trust believes that this calculation of FFO is consistent with other REITs. If the Trust had calculated FFO in the same manner for the three and six month periods ended June 30, 1996, FFO would have been higher by $77,000 and $156,000, respectively.

Implementation of Change in Accounting Estimate

Effective January 1, 1997, the Trust implemented prospectively a change in accounting estimate whereby capital expenditures for carpet; appliance; and heating, ventilation, and air conditioning (HVAC) replacements are capitalized rather than expensed. The Trust believes that capitalizing these expenditures and depreciating them over lives ranging from three to five years more appropriately reflects the timing of the economic benefits to be received from these expenditures. Additionally, the Trust believes this treatment is consistent with policies currently being used by other REITs. For the three and six month periods ended June 30, 1997, the effect of this change in accounting estimate was to decrease property operating expenses and increase net income by $255,000 and $478,000, respectively. Had the Trust implemented this change on January 1, 1996, property operating expenses for the three and six month periods ended June 30, 1996, would have been reduced by $222,000 and $410,000, respectively.

Allowances for Estimated Losses and Provisions for Losses

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

Income Tax Aspects

As more fully discussed in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a REIT, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

This form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures on Trust properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Trust. Although the Trust believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Trust or any other person that the objectives and plans of the Trust will be achieved.




                     [This space intentionally left blank.]

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         Exhibit 27.0 - Financial Data Schedule

  (b)    Reports on Form 8-K as follows:

            The following current report on Form 8-K was filed during the period covered by this report or with respect to events which occurred during the period covered by this report:

                  Date of Event           Date Filed            Item Reported
                  -------------           ----------            -------------
                  May 15, 1997            June 18, 1997         5.  Other Events




                     [This space intentionally left blank.]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL INCOME REALTY TRUST


Date: August 14, 1997                    By:/s/ William S. Friedman
      ---------------------                 -----------------------------------
                                            William S. Friedman
                                            President, Chief Executive
                                            Officer, and Trustee





Date: August 14, 1997                    By:/s/ Robert C. Irvine
      ---------------------                 -----------------------------------
                                            Robert C. Irvine
                                            Executive Vice President and
                                            Chief Financial Officer





Date: August 14, 1997                    By:/s/ Erin D. Davis
      ---------------------                 -----------------------------------
                                            Erin D. Davis
                                            Vice President and
                                            Chief Accounting Officer

                          NATIONAL INCOME REALTY TRUST
                               INDEX TO EXHIBITS



EXHIBIT 27.0                 Financial Data Schedule                 Page 22