Form 10-Q
period 1997-09-30
NATIONAL INCOME REALTY TRUST
filed 1997-11-14
CIK 277577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from......................to.....................

                          Commission File Number 0-9211

                          NATIONAL INCOME REALTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                        94-2537061
---------------------------------------------               ------------------
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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---    ---

Shares of Beneficial Interest, No par value                3,812,137
-------------------------------------------     -------------------------------
           (Class)                             (Outstanding at November 3, 1997)

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

                          NATIONAL INCOME REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                   September 30, December 31,
                                                                                   ------------- -----------
                                                                                        1997         1996
                                                                                   ------------- -----------
                             Assets
Real estate held for sale (net of accumulated depreciation
  of $347 in 1997 and $397 in 1996) ............................................     $   4,440      $  12,198
Less - allowance for estimated losses ..........................................        (1,195)        (1,529)
                                                                                     ---------      ---------
                                                                                         3,245         10,669
Real estate held for investment (net of accumulated
  depreciation of $43,434 in 1997 and $41,854 in 1996) .........................       224,844        183,053
Investments in partnerships ....................................................         9,211          4,739
Investments in marketable equity securities ....................................         1,177             --
Cash and cash equivalents ......................................................         4,469          3,862
Restricted cash ................................................................         6,515          2,850
Other assets, net ..............................................................         7,832          6,168
                                                                                     ---------      ---------
                                                                                     $ 257,293      $ 211,341
                                                                                     =========      =========
               Liabilities and Shareholders' Equity
Liabilities
Notes and interest payable .....................................................     $ 173,555      $ 134,270
Other liabilities ..............................................................        11,385          8,008
                                                                                     ---------      ---------
                                                                                       184,940        142,278
Commitments and contingencies...................................................
Shareholders' equity
Shares of beneficial interest, no par value; authorized
  shares, unlimited; shares outstanding, 3,811,808 in 1997 and 3,523,729 in 1996
  (not adjusted for share distributions), after deducting 896,962 in 1997 and
  767,294 in 1996 held in treasury .............................................        11,444         10,579
Paid-in capital ................................................................       281,336        277,795
Accumulated distributions in excess of
  accumulated earnings .........................................................      (220,703)      (219,311)
Unrealized gains on marketable equity securities ...............................           276             --
                                                                                     ---------      ---------
                                                                                        72,353         69,063
                                                                                     ---------      ---------
                                                                                     $ 257,293      $ 211,341
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

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                              For the Three Months              For the Nine Months
                                               Ended September 30,              Ended September 30,
                                          ----------------------------      ---------------------------
                                             1997             1996             1997            1996
                                          -----------      -----------      -----------     -----------
Revenue
   Rentals ..........................     $    13,126      $    12,297      $    37,299     $    36,010
   Interest .........................              88              150              245             510
   Equity in income of partnerships .             185              119              541           1,299
                                          -----------      -----------      -----------     -----------
                                               13,399           12,566           38,085          37,819
Expenses
   Property operations ..............           7,662            7,642           21,114          21,455
   Interest .........................           3,378            3,067            9,119           9,389
   Depreciation .....................           1,677            1,346            4,770           3,989
   Advisory fees to affiliate .......             332              231            1,009             767
   General and administrative .......             544              451            1,561           1,517
   Provision for losses .............              --              300               --             300
                                          -----------      -----------      -----------     -----------
                                               13,593           13,037           37,573          37,417
                                          -----------      -----------      -----------     -----------

Income (loss) before gains on sale of
   real estate and investments,
   gain on insurance settlement,
   and extraordinary gain ...........            (194)            (471)             512             402
Gain on sale of real estate .........           2,774            3,681            4,350           3,692
Gain on sale of investments .........             686               --              686              --
Gain on insurance settlement ........              --               --               --             451
                                          -----------      -----------      -----------     -----------
Income from continuing operations ...           3,266            3,210            5,548           4,545
Extraordinary gain ..................             353               --              353              --
                                          -----------      -----------      -----------     -----------
Net income ..........................     $     3,619      $     3,210      $     5,901     $     4,545
                                          ===========      ===========      ===========     ===========

Earnings per share
Income  from continuing operations ..     $       .86      $       .79      $      1.45     $      1.11
Extraordinary gain ..................             .09               --              .09              --
                                          -----------      -----------      -----------     -----------
Net income ..........................     $       .95      $       .79      $      1.54     $      1.11
                                          ===========      ===========      ===========     ===========

Weighted average shares of
   beneficial interest used in
   computing earnings per share .....       3,818,431        4,086,721        3,838,723       4,095,702
                                          ===========      ===========      ===========     ===========



        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                  Accumulated      Unrealized
                                           Shares of                             Distributions      Gains on
                                       Beneficial Interest                       in Excess of      Marketable
                                   --------------------------       Paid-in       Accumulated        Equity       Shareholders'
                                     Shares          Amount         Capital         Earnings       Securities        Equity
                                   ----------      ----------      ----------      ----------      ----------      ----------
Balance, December 31, 1996 ...      3,523,729      $   10,579      $  277,795      $ (219,311)     $       --      $   69,063

Repurchase of shares
  of beneficial interest .....        (48,472)           (145)           (603)             --              --            (748)

Cash distributions
  ($.55 per share) ...........             --              --              --          (2,139)             --          (2,139)

Share distributions ..........        336,551           1,010           4,144          (5,154)             --              --

Unrealized gains on marketable
  equity securities ..........             --              --              --              --             962             962

Realized gains on marketable
  equity securities ..........             --              --              --              --            (686)           (686)

Net income ...................             --              --              --           5,901              --           5,901
                                   ----------      ----------      ----------      ----------      ----------      ----------
Balance, September 30, 1997 ..      3,811,808      $   11,444      $  281,336      $ (220,703)     $      276      $   72,353
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

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                               ----------------------
                                                                                 1997          1996
                                                                               --------      --------
 Cash Flows from Operating Activities
  Rentals collected ......................................................     $ 37,260      $ 36,579
  Interest collected .....................................................          251           415
  Interest paid ..........................................................       (8,235)       (8,772)
  Payments for property operations .......................................      (22,906)      (20,569)
  General and administrative expenses paid ...............................       (1,544)       (1,732)
  Advisory fees paid to affiliate ........................................       (1,083)         (908)
  Deferred borrowing costs paid ..........................................       (2,009)       (1,370)
                                                                               --------      --------
     Net cash provided by operating activities ...........................        1,734         3,643

Cash Flows from Investing Activities
  Acquisition of real estate .............................................      (14,506)       (3,199)
  Real estate improvements ...............................................      (19,461)       (8,155)
  Proceeds from sale of real estate ......................................        6,378         6,156
  Earnest money deposits paid ............................................         (237)           --
  Note receivable collections ............................................          176           530
  Cash collateral received ...............................................           --           202
  Investments in marketable equity securities ............................       (2,446)           --
  Proceeds from the sale of marketable equity
     securities ..........................................................        2,231            --
  Loans and advances to partnerships .....................................       (4,255)           --
  Distribution from partnership's investing activities ...................           --         6,809
  Distribution of partnership's insurance settlement
     proceeds ............................................................           --           759
  Net distributions from partnerships ....................................          270           578
                                                                               --------      --------
     Net cash provided by (used in) investing activities .................      (31,850)        3,680

Cash Flows from Financing Activities
  Proceeds from borrowings ...............................................       51,208        33,238
  Payments of mortgage notes payable .....................................      (18,213)      (29,169)
  Margin account (deposits) borrowings, net ..............................        1,049          (719)
  Repayment of advances from affiliates, net .............................           --          (319)
  Replacement escrow (deposits), net .....................................       (1,172)         (535)
  Repurchase of shares of beneficial interest ............................         (748)       (1,605)
  Distributions to shareholders ..........................................       (1,401)       (2,024)
                                                                               --------      --------
     Net cash provided by (used in) financing activities .................       30,723        (1,133)
                                                                               --------      --------

Net increase in cash and cash equivalents ................................          607         6,190
Cash and cash equivalents, beginning of period ...........................        3,862         1,674
                                                                               --------      --------
Cash and cash equivalents, end of period .................................     $  4,469      $  7,864
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

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                               ----------------------
                                                                                 1997          1996
                                                                               --------      --------
Reconciliation of net income to net cash
  provided by operating activities:
  Net income .............................................................     $  5,901      $  4,545
  Extraordinary gain .....................................................         (353)           --
  Gain on insurance settlement ...........................................           --          (451)
  Gain on sale of investments ............................................         (686)           --
  Gain on sale of real estate ............................................       (4,350)       (3,692)
  Provision for losses ...................................................           --           300
  Depreciation and amortization ..........................................        5,389         4,776
  Equity in (income) of partnerships .....................................         (541)       (1,299)
  Changes in other assets and liabilities, net of effects of noncash investing and financing activities
     (Increase) decrease in interest receivable ..........................            5           (88)
     (Increase) in other assets ..........................................       (4,890)       (2,921)
     Increase in other liabilities .......................................          853         2,387
     Increase in interest payable ........................................          406            86
                                                                               --------      --------
Net cash provided by operating activities ................................     $  1,734      $  3,643
                                                                               ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired and liabilities assumed in connection with
  the purchase or foreclosure of real estate
  Real estate ............................................................     $ 30,553      $ 14,954
  Notes and interest receivable ..........................................           --        (8,568)
  Allowance for estimated losses .........................................           --         3,000
  Other assets ...........................................................          431            44
  Notes and interest payable .............................................      (15,756)       (6,157)
  Other liabilities ......................................................         (722)          (74)
                                                                               --------      --------
     Cash paid ...........................................................     $ 14,506      $  3,199
                                                                               ========      ========

Assets disposed of and liabilities released in connection with the sale of real estate
  Real estate ............................................................     $  9,572      $ 23,221
  Other assets ...........................................................           29           596
  Notes and interest payable .............................................       (7,493)      (21,127)
  Other liabilities ......................................................         (134)         (212)
  Gain on sale ...........................................................        4,404         3,678
                                                                               --------      --------
     Cash received .......................................................     $  6,378      $  6,156
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

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                       -------------------
                                                                         1997       1996
                                                                        ------     ------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  (Continued):

Real estate written off pursuant to condemnation ..................     $2,209     $   --

Note and accrued interest receivable written off ..................     $  977     $   --

Note payable written off pursuant to the condemnation of
  the collateral property .........................................     $1,725     $   --

Allowances for estimated losses charged off in connection
  with the write-off of real estate and note receivable ...........     $1,462     $   --

Conversion of convertible subordinated debenture ..................     $   --     $1,000



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. Dollar amounts in tables are in thousands. Certain 1996 balances have been reclassified to conform to the 1997 presentation. Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three and nine month periods ended September 30, 1997 and 1996. 1996 share and per share data have been restated to give effect to the 10% share distribution paid to shareholders in September 1997.

Effective January 1, 1997, the Trust implemented prospectively a change in accounting estimate whereby capital expenditures for carpet; appliance; and heating, ventilation, and air conditioning (HVAC) replacements are capitalized rather than expensed. The Trust believes that capitalizing these expenditures and depreciating them over lives ranging from three to five years more appropriately reflects the timing of the economic benefits to be received from these expenditures. Additionally, the Trust believes this treatment is consistent with policies currently being used by other real estate investment trusts. For the three and nine month periods ended September 30, 1997, the effect of this change in accounting estimate was to decrease property operating expenses and increase net income by $548,000 and $1 million, respectively. Had the Trust implemented this change on January 1, 1996, property operating expenses for the three and nine months periods ended September 30, 1996, would have been reduced by $318,000 and $728,000, respectively. This change has no effect on the advisory fee as Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since April 1, 1994, waived any fee resulting from this change in accounting estimate.

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

In November 1995, the City of Indianapolis (the "City") initiated condemnation proceedings against the Trust's K-Mart Shopping Center acquired through a deed in lieu of foreclosure in December 1994. The shopping center was vacant at the time the Trust acquired it although leased to K-Mart under a net lease expiring in 1999. The lease was assigned by K-Mart to the City in September 1995. In March 1996, the Trust ceased payments

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  REAL ESTATE (Continued)

on the $1.7 million non-recourse mortgage loan secured by the shopping center. In January 1997, the Trust wrote off the property and related debt, as the mortgage is now secured by the condemnation award. No loss was recognized in excess of amounts previously provided.

During the nine months ended September 30, 1997, the Trust purchased five multifamily properties and one shopping center, as presented below, and, in connection with these acquisitions, paid Tarragon real estate acquisition fees totaling $215,550. These properties are located in the same geographical areas where the Trust currently operates and were acquired in separate transactions.

                                                                                               Cost of Acquisition
                                                    Date                      Square        -----------------------
  Property                     Location           Acquired         Units      Footage        Cash            Debt
---------------            ----------------       --------        --------   --------       -------        --------
 Morningside               Jacksonville, FL        Feb-97            112       89,200      $    521        $  1,641
 Fountainhead              Kissimmee, FL           Jun-97            184      187,080         7,690              --
 Newport                   Jacksonville, FL        Jun-97            152      139,364         1,526           5,058
 English Village           Memphis, TN             Jul-97            300      364,680         1,018           6,059
 Park Grove                Miami, FL               Jul-97            127      106,266           728           2,973
 Mariner Plaza             Panama City, FL         Aug-97             --       52,288         1,458              --
                                                                  ------     --------       -------         --------
                                                                     875      938,878       $12,941         $15,731
                                                                  ======     ========       =======         ========

The Trust also sold three multifamily properties during the nine months ended September 30, 1997, for an aggregate sale price of $14 million, recognizing gains totaling $4.4 million.

In September 1997, the Trust received a 1% general partner and a 59% limited partner interest in Danforth National Apartments, Ltd., in exchange for a $6,000 capital contribution. This partnership was formed to construct a 288-unit luxury apartment complex to be known as Danforth Apartments in Jacksonville, Florida, at an estimated cost of $16.3 million. The property is expected to be completed during 1998. The Trust has also loaned the partnership $1.7 million which is to be repaid following completion and lease-up of the property. As the Trust holds a controlling interest in this partnership, it has been consolidated.

NOTE 4.  INVESTMENTS IN PARTNERSHIPS

Investments in partnerships, accounted for under the equity method, consisted of the following at September 30, 1997:

Income Special Associates ("ISA") ...................     $1,417
801 Pennsylvania Avenue .............................      2,994
RI Windsor, Ltd. ....................................      2,634
RI Panama City, Ltd. ................................      1,650
Sacramento Nine .....................................        516
                                                          ------
                                                          $9,211
                                                          ======

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  INVESTMENTS IN PARTNERSHIPS (Continued)

In January 1997, in exchange for a capital contribution of $200,000, which was matched by the other partners, the Trust received a 1% general partner interest and a 49% limited partner interest in RI Windsor, Ltd., a limited partnership formed to construct a 324-unit luxury apartment complex to be known as The Mayfaire at Windsor Parke in Jacksonville, Florida, at an estimated cost of $19 million. The property is expected to be completed in the first quarter of 1998. The partnership has obtained an $18 million construction loan to finance the construction. The Trust has also loaned the partnership $2.5 million which is to be repaid following completion and lease-up of the property. Until lease-up of the property, the construction loan is guaranteed by the other general partner. As the Trust holds a non-controlling interest, it accounts for its investment in the partnership using the equity method.

The proceeds for the Trust's loan to the partnership were obtained from a $2.2 million loan secured by 352,000 of the Trust's shares of beneficial interest. The lender has no voting rights with and does not receive cash distributions on these shares. Therefore, these shares are not included with outstanding shares in the accompanying September 30, 1997, Consolidated Balance Sheet and the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1997. The loan matures in January 2000; however, the Trust intends to repay the loan prior to December 1997 with proceeds received from the partnership's construction loan.

In a similar transaction, in June 1997, in exchange for a capital contribution of $200,000, the Trust received a 1% general partner interest and a 49% limited partner interest in RI Panama City, Ltd. This partnership was formed to construct a 200-unit luxury apartment complex to be known as Harbor Green Apartments in Panama City, Florida, at an estimated cost of $10.4 million. The property is expected to be completed during 1998. The partnership has obtained an $8.8 million construction loan to finance construction. The Trust has also loaned the partnership $1.5 million which is to be repaid from construction loan proceeds following completion and lease-up of the property. Until lease-up of the property, the construction loan is guaranteed by the other general partner. The Trust also accounts for its investment in this partnership using the equity method.

In July 1997, the Trust acquired an additional 40% interest in English Village Partners, L.P., increasing its total interest to 90%, in exchange for a capital contribution of $1 million. As the Trust now holds a controlling interest, the operations of English Village Apartments, the partnership's sole property, have been consolidated since July 1997. See NOTE 3. "REAL ESTATE."

The following information summarizes the results of operations of these partnership's for the nine months ended September 30, 1997:

    Rentals ...........................................     $ 2,966
    Property operations ...............................      (1,156)
    Interest ..........................................        (559)
    Depreciation ......................................        (396)
                                                            -------
    Income before loss on sale of real estate .........         855
    Loss on sale of real estate .......................        (134)
                                                            -------
    Net income ........................................     $   721
                                                            =======

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities are carried at fair value. Unrealized gains are included as a separate component of shareholders' equity. During the third quarter of 1997, unrealized gains increased $528,000, and investments with a cost basis of $1.5 million (determined by the average cost method) were sold for $2.2 million, resulting in realized gains of $686,000.

NOTE 6.  NOTES, DEBENTURES, AND INTEREST PAYABLE

Pursuant to a Master Repurchase Agreement (the "Agreement") with an investment bank entered into in April 1996, the Trust purchased the $3.1 million Fannie Mae mortgage backed security ("Fannie Mae Certificate") issued by the lender in connection with the financing of Forest Oaks Apartments at a 1/2% discount in June 1996 and the $16.8 million Government National Mortgage Association mortgage backed security ("GNMA Certificate") issued by the lender in connection with the financing of Heather Hills Apartments at a 2.7% discount in July 1996. The investment bank purchased the Fannie Mae Certificate and the GNMA Certificate from the Trust for 92% of the aggregate value, or $17.9 million, and the Trust agreed to repurchase the Certificates from the investment bank one month later at the same price plus interest at the London Interbank Offered Rate ("LIBOR") plus 1/2% per annum. As provided for in the Agreement, the Trust and the investment bank extended the repurchase date monthly. The December 1996 purchase price and, consequently, the January 1997 repurchase price were increased to 95% of the aggregate value of the Certificates, or $19.3 million, and the interest rate associated with the repurchase agreement was reduced to LIBOR plus 1/4% per annum. In January 1997, the Trust entered into a similar repurchase transaction with a government sponsored enterprise which purchased the Certificates for 97% of their aggregate value, or $19.3 million, and the Trust agreed to repurchase them in February 1997 for the same price plus interest at 5.4% per annum. The repurchase date has been extended to November 1997, and the current repurchase price is $19.4 million. The repurchase transaction has resulted in effective interest rates as of September 30, 1997, on the Forest Oaks and Heather Hills financings of 6.8% and 6%, respectively.

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

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

In May 1997, the Trust accepted a commitment from GMAC Commercial Mortgage Corporation for a $50 million revolving credit facility. Advances under the facility are available to finance properties currently owned by the Trust as well as new acquisitions. The outstanding balance is limited to the lesser of 75% of the value of the collateral properties or an amount supported by a debt service coverage ratio of 1.25. The borrowing base may be increased by adding new or existing properties to the collateral pool. Advances are limited to the lesser of 75% of the appraised value of the property as stabilized or 80% of total acquisition costs which include the purchase price of a newly acquired property and the cost of improvements incurred between the date of acquisition and the date that any mortgage secured by that property is recorded. A newly acquired property is defined as a property owned by the Trust for less than one year. The outstanding balance under the facility bears interest at the 30 day LIBOR plus a variable spread of between 2% and 2.5% which is determined based on the loan-to- value and debt service coverage maintained. Payment terms include interest only monthly with the outstanding balance due at maturity, which is 36 months from the date of the first advance. The Trust may extend the maturity by two six-month terms, but no new fundings may occur under the facility during any extension period. Between June 1997 and September 1997, the Trust obtained fundings under this revolving credit facility totaling $24.1 million secured by first mortgages against four Trust properties. The Trust received net cash proceeds of $21 million from these fundings after the payoff of existing mortgage debt of $1.9 million, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, the Trust paid Tarragon financing fees totaling $242,000.

During the nine months ended September 30, 1997, the Trust closed separate mortgage loans, secured by four properties, totaling $24.7 million. After the payoff of $13.6 million in existing mortgage debt, establishing escrows for taxes, insurance, and repairs, and closing costs, the Trust received net cash proceeds of $7.8 million. In connection with these financings, the Trust paid Tarragon fees totaling $247,000.

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

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9.  SUBSEQUENT EVENTS

In October 1997, the Trust purchased Landmark Apartments, a 128-unit property located in Tallahassee, Florida, for $1.9 million in cash. The Trust paid an acquisition fee of $18,600 to Tarragon in connection with this transaction.

Also in October 1997, the Trust obtained additional fundings under the $50 million revolving credit facility totaling $10.3 million secured by mortgages on two Trust properties. The Trust received net cash proceeds of $3 million after the payoff of existing mortgage debt, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. The Trust paid Tarragon financing fees totaling $103,000.

In November 1997, the Trust sold its 40% interest in ISA to the other partner in the partnership for $1.6 million in cash. The Trust will recognize a gain of approximately $200,000 in connection with this disposition.

Also in November 1997, the Trust obtained first mortgage financing of $2.3 million secured by Stewart Square Shopping Center, a previously unencumbered property. The Trust received net cash proceeds of $2 million and paid Tarragon a fee of $22,500.



                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

National Income Realty Trust (the "Trust") invests in real estate through acquisitions, leases, and partnerships and, to a lesser extent, in mortgages secured by real estate. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At September 30, 1997, the Trust's real estate portfolio included 60 properties, seven of which were held for sale, located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 39 apartment complexes, 14 shopping centers, three office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except for 16 properties, is encumbered by mortgages. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to decline.

The Trust's objective is to maximize the long term value of its real estate portfolio with an emphasis on increasing operating income and future cash distributions to shareholders. Management focuses on both the appreciation of the existing real estate portfolio through intensive management and capital improvements and enlarging the portfolio with highly selective and opportunistic acquisitions concentrated on older, undermanaged, and underperforming multifamily projects in geographic locations where the Trust presently owns properties. The Trust also intends to invest increasing amounts in new construction of apartment properties either directly or through partnerships. The Trust currently has four properties under construction, three of which are owned through partnerships. To the extent it invests in construction projects, the Trust is subject to business risks, such as cost overruns and delays, associated with such higher risk activities. In addition to raising capital through operating income, the Trust intends to generate capital through mortgage refinancings and selective disposition of certain assets.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $4.5 million at September 30, 1997, compared with $3.9 million at December 31, 1996. The Trust's principal sources of cash have been property operations and external sources, such as property sales and refinancings, as discussed in the paragraphs below. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular cash distributions.

The Trust purchased six properties during the nine months ended September 30, 1997, for an aggregate purchase price of $28.9 million, a portion of which was financed through the assumption of first mortgage loans totaling $15.7 million. The cash portion of the aggregate purchase price was $12.8 million.

In September 1997, the Trust received a 60% interest in Danforth National Apartments, Ltd., which is constructing an apartment property, in exchange for a $6,000 capital contribution. The Trust has also advanced $1.7 million to the partnership. The Trust is consolidating the partnership since it holds a controlling interest.

The Trust sold three properties during the nine months ended September 30, 1996, recognizing gains totaling $4.4 million and receiving net cash proceeds of $6.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

The Trust made real estate improvements totaling $19.5 million to its properties during the first nine months of 1997, including $6.8 million on the construction of The Vistas at Lake Worth, which is in development and should be completed in the fourth quarter of 1997. Projected construction costs for this property are $2.2 million for the remainder of 1997. The Trust anticipates expenditures for capital improvements on its other properties during the remainder of 1997 to total approximately $3.4 million.

During the nine months ended September 30, 1997, the Trust acquired 50% interests in two partnerships in exchange for capital contributions totaling $400,000. The partnerships, RI Windsor, Ltd., and RI Panama City, Ltd., are each constructing an apartment property. The Trust also made advances to the partnerships totaling $4.3 million, $2.2 million of which was obtained through a loan which matures in January 2000.

During the nine months ended September 30, 1997, the Trust made investments in marketable equity securities of $2.4 million. During this same period, the Trust received proceeds from the sale of marketable equity securities of $2.2 million and realized gains on these sales totaling $686,000. As of September 30, 1997, there were unrealized gains on the remaining investments of $276,000.

During the nine months ended September 30, 1997, the Trust obtained first mortgage financing totaling $48.8 million involving eight properties and received net cash proceeds of $28.8 million after the payoff of existing debt of $15.6 million, funding escrows, and paying associated closing costs. The Trust made additional principal payments of $2.7 million during the first nine months of 1997. Principal payments of $3.5 million, including balloon payments of $3 million, are due during the remainder of 1997. The Trust intends to either pay off the maturing mortgages or extend the due dates while attempting to obtain long term refinancing. However, while management is confident of its ability to acquire refinancing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

During the nine months ended September 30, 1997, the Trust repurchased 48,472 of its shares of beneficial interest at a total cost of $748,000. During 1996, the Trust's Board of Trustees (the "Board") authorized the Trust to repurchase up to an additional 281,592 shares of beneficial interest, of which 216,363 had been purchased through September 30, 1997.

Cash distributions to shareholders totaling $2.1 million, or $0.55 per share, have been declared by the Board during the nine month period ended September 30, 1997. The Trust also paid a 10% share distribution in September 1997. The Trust has paid regular quarterly cash distributions since September 1993.

Results of Operations

The Trust reported net income of $3.6 million and $5.9 million, respectively, for the three and nine month periods ended September 30, 1997, compared to $3.2 million and $4.5 million, respectively, for the three and nine month periods ended September 30, 1996. The major components of the change in results of operations are discussed in the following paragraphs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

Net rental income (rental revenue less property operating expenses) increased from $4.7 million and $14.6 million for the three and nine month periods ended September 30, 1996, to $5.5 million and $16.2 million for the corresponding periods in 1997.

   Multifamily Properties

   The Trust's multifamily portfolio, which represented 78% of the Trust's real estate and included 7,592 operating units and 553 units in various stages of construction at September 30, 1997, reported increases in net rental income of $1 million, or 29%, and $2.4 million, or 22%, respectively, for the three and nine month periods ended September 30, 1997, as compared to the corresponding periods in 1996. Of these increases, $427,000 and $776,000 are related to properties acquired in 1996 and 1997. Decreases of $204,000 and $239,000 resulted from the sale of three multifamily properties during 1997. The remainder of the increase comes from higher rents for properties held in both years. Overall, both physical and economic occupancy levels have remained relatively stable for properties held in both years.

   Commercial Properties

   The Trust's commercial portfolio included 1.6 million square feet at September 30, 1997. The sale of Century Centre II Office Building ("Century Centre") in September 1996 resulted in decreases in net rental income of $338,000 and $1.2 million, respectively, for the three and nine month periods ended September 30, 1997, as compared to the corresponding periods in 1996. Commercial properties held in both years reported overall increases in net rental income of $116,000 and $512,000, respectively, principally due to higher rents and lower economic vacancies resulting from improved overall physical occupancy levels.

Interest revenue decreased for the three and nine month periods ended September 30, 1997, compared to the corresponding periods in 1996. These decreases resulted primarily from the payoff of the Sherwood Trust mortgage note receivable in November 1996. The Trust does not anticipate making new mortgage loans in the future except in connection with the sale of real estate. Therefore, as existing loans are paid off, interest revenue is expected to continue to decline.

Equity in income of partnerships decreased approximately $750,000 for the nine month period ended September 30, 1997, compared to the corresponding period in 1996. This decrease was primarily due to income recorded in 1996 related to distributions received from Sacramento Nine, a tenancy-in-common in which the Trust holds a 70% undivided interest in earnings, losses, and distributions, and English Village, a partnership in which, until July 1997, the Trust held 1% general partner and 49% limited partner interests, in excess of the Trust's investments in the partnerships. The funds distributed to the Trust by the partnerships represented refinancing proceeds, and equity in income of partnerships for the current year is not expected to match that recognized in 1996. In July 1997, the Trust obtained an additional 40% interest in English Village. See NOTE 4. "INVESTMENTS IN PARTNERSHIPS" in the Notes to Consolidated Financial Statements. The partnerships which the Trust accounts for using the equity method have an aggregate 524 units in various stages of construction. These properties are expected to be completed during 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)

Interest expense was $3.1 million and $9.4 million, respectively, for the three and nine month periods ended September 30, 1996, compared to $3.4 million and $9.1 million, respectively, for the corresponding periods 1997. The sale of Century Centre and the lower rates produced by the repurchase transaction discussed in NOTE 6. "NOTES, DEBENTURES, AND INTEREST PAYABLE" in the Notes to Consolidated Financial Statements were the primary reasons for the decrease for the nine month period. Although these items had a similar effect on interest expense for the three month period, interest expense increased due to the mortgage refinancings during 1997 which increased debt outstanding by $33.2 million.

Advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon"), were $332,000 and $1 million for the three and nine month periods ended September 30, 1997, as compared to $231,000 and $767,000 for the corresponding periods in 1996. The advisory agreement calls for a monthly incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board. The Trust's funds from operations increased 89% and 57%, respectively, for these periods. See "Funds from Operations" below.

In September 1996, the Trust recorded a $300,000 provision for loss to reduce the carrying value of Mariposa Manor Apartments to its then estimated fair value.

During the first nine months of 1997, the Trust recognized gains totaling $4.4 million on the sale of Plaza Hills Apartments, Huntington Green Apartments, and Pheasant Pointe Apartments and a $54,000 loss related to the sale of a warehouse owned by Indcon, L.P. ("Indcon"), in which the Trust holds an effective 40% interest.

In August 1997, the Trust recognized an extraordinary gain on debt forgiveness of $436,000 in connection with the discounted payoff of the mortgage loan secured by Southgate Shopping Center.

During the third quarter of 1997, the Trust recognized gains totaling $686,000 related to sales of investments in marketable equity securities.

During the first nine months of 1996, the Trust reported a gain of $3.7 million on the sale of Century Centre, a gain of $14,000 related to the sale of the Indcon warehouses, and a $451,000 gain due to Indcon's insurance settlement received as a result of the warehouse fire in September 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Funds from Operations

The following information should be read in conjunction with all of the financial statements and notes thereto and with the discussion set forth in "Liquidity and Capital Resources" and "Results of Operations" included elsewhere in this report.

Funds from operations ("FFO") for the three and nine month periods ended September 30, 1997 and 1996, are as follows (unaudited) (dollars in thousands):


                                         For the Three Months       For the Nine Months
                                          Ended September 30,       Ended September 30,
                                         --------------------      --------------------
                                           1997         1996         1997         1996
                                         -------      -------      -------      -------
Net income .........................     $ 3,619      $ 3,210      $ 5,901      $ 4,545
Extraordinary gain .................        (353)          --         (353)          --
Gain on insurance settlement .......          --           --           --         (451)
Gain on sale of real estate ........      (2,774)      (3,681)      (4,350)      (3,692)
Provision for losses ...............          --          300           --          300
Depreciation and amortization of
  real estate assets ...............       1,724        1,346        4,902        3,989
Depreciation and amortization of
  real estate assets of partnerships          79           75          270          214
Distributions from partnerships in
  excess of the Trust's investments
  in the partnerships ..............          (2)         (34)         (41)        (878)
                                         -------      -------      -------      -------

Funds from operations ..............     $ 2,293      $ 1,216      $ 6,329      $ 4,027
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

Effective January 1, 1997, the Trust modified its calculation of FFO to include the add back of amortization of leasing commissions associated with its commercial properties. The Trust believes that this calculation of FFO is consistent with a majority of other REITs. If the Trust had calculated FFO in the same manner for the three and nine month periods ended September 30, 1996, FFO would have been higher by $82,000 and $244,000, respectively.

Included in FFO for the three and nine month periods ended September 30, 1997, are gains totaling $686,000 resulting from the Trust's sale of investments in marketable equity securities.

Implementation of Change in Accounting Estimate

Effective January 1, 1997, the Trust implemented prospectively a change in accounting estimate whereby capital expenditures for carpet; appliances; and heating, ventilation, and air conditioning (HVAC) replacements are capitalized rather than expensed. The Trust believes that capitalizing these expenditures and depreciating them over lives ranging from three to five years more appropriately reflects the timing of the economic benefits to be received from these expenditures. Additionally, the Trust believes this treatment is consistent with policies currently being used by a majority of other REITs. For the three and nine month periods ended September 30, 1997, the effect of this change in accounting estimate was to decrease property operating expenses and increase net income by $548,000 and $1 million, respectively. Had the Trust implemented this change on January 1, 1996, property operating expenses for the three and nine month periods ended September 30, 1996, would have been reduced by $318,000 and $728,000, respectively.

Allowances for Estimated Losses and Provisions for Losses

The Trust's management, on a quarterly basis, reviews the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed the lower of its cost or its estimated fair value less estimated costs to sell. In those instances in which estimates of fair value less estimated costs to sell of the collateral securing the Trust's mortgage loans or properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation of the carrying values of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the property manager, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowances for Estimated Losses and Provisions for Losses  (Continued)

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

  (b) Reports on Form 8-K:

         None.


                     [This space intentionally left blank.]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL INCOME REALTY TRUST


Date: November 14, 1997                  By:/s/ William S. Friedman
     ---------------------                  -------------------------------
                                             William S. Friedman
                                             President, Chief Executive
                                             Officer, and Trustee





Date: November 14, 1997                  By:/s/ Robert C. Irvine
     ---------------------                  -------------------------------
                                               Robert C. Irvine
                                               Executive Vice President and
                                               Chief Financial Officer




Date: November 14, 1997                  By:/s/ Erin D. Davis
     ---------------------                  -------------------------------
                                               Erin D. Davis
                                               Vice President and
                                               Chief Accounting Officer

                          NATIONAL INCOME REALTY TRUST
                                INDEX TO EXHIBITS



EXHIBIT 27.0                Financial Data Schedule              Page 24