Form 10-K
period 1997-12-31
NATIONAL INCOME REALTY TRUST
filed 1998-03-30
CIK 277577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]*

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                             -----------------
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ..............TO..................

                          COMMISSION FILE NUMBER 0-9211

                          NATIONAL INCOME REALTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                          94-2537061
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

280 PARK AVENUE, EAST BUILDING, 20TH FLOOR, NEW YORK, NY          10017
--------------------------------------------------------       ----------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (212) 949-5000
                                                     ---------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                   SHARES OF BENEFICIAL INTEREST, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 1998, the registrant had 3,809,829 shares of beneficial interest outstanding. Of the total shares outstanding, 2,495,637 were held by other than those who may be deemed to be affiliated, for an aggregate value of $43,985,602 based on the last trade as reported by the National Association of Securities Dealers Automated Quotations System on March 13, 1998. The basis of this calculation does not constitute a determination by the registrant that all of such persons or entities are affiliates of the registrant as defined in rule 405 of the Securities Act of 1933, as amended.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                                  Page
                                                                                  ----
                                     PART I
Item 1.   Business..............................................................   3

Item 2.   Properties............................................................   6

Item 3.   Legal Proceedings.....................................................  15

Item 4.   Submission of Matters to a Vote of Security Holders...................  15

                                     PART II

Item 5.   Market for Registrant's Shares of Beneficial Interest and Related
             Shareholder Matters................................................  16

Item 6.   Selected Financial Data...............................................  17

Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................  20

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............  30

Item 8.   Financial Statements and Supplementary Data...........................  31

Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...............................................  68

                                    PART III

Item 10.  Trustees, Executive Officers, and Advisor of the Registrant...........  68

Item 11.  Executive Compensation................................................  78

Item 12.  Security Ownership of Certain Beneficial Owners and Management........  79

Item 13.  Certain Relationships and Related Transactions........................  82

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......  85

          Signature Page........................................................  87

                                    PART I

ITEM 1.  BUSINESS

General

National Income Realty Trust (the "Trust") was organized as a California business trust pursuant to a declaration of trust dated October 31, 1978, (as amended, the "Declaration of Trust") and commenced operations on March 27, 1979. The Trust elected to be treated as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code") and, in the opinion of the Trust's management, has continuously qualified for federal taxation as a REIT.

The Trust's principal offices are located at 280 Park Avenue, East Building, 20th Floor, New York, New York 10017. The telephone number is (212) 949-5000, and the facsimile number is (214) 949-8001. In the opinion of the Trust's management, these offices are suitable and adequate for its present operations.

Business Plan and Investment Policy

The Trust's business and only industry segment is investing in and developing income-producing real estate directly and through partnerships and joint ventures. At December 31, 1997, the Trust's real estate portfolio consisted of 61 properties, including 40 multifamily properties, 14 shopping centers, three office buildings, three parcels of land, and one single family residence, located throughout the continental United States, with concentrations in Florida, Texas, California, and Colorado. The Trust also held investments in eight real estate partnerships reported on the equity method (owning three office buildings and six apartment complexes, four of which are under construction). Due to the nature and diversity of the Trust's properties and tenants, the Trust's business is not significantly affected by seasonal factors.

The Trust's acquisition strategy is opportunistic but focused on acquiring properties that add to the efficiency of the Trust's portfolio. For example, all 13 of the apartment properties purchased by the Trust since the beginning of 1995 were in markets where the Trust already had a presence. Unlike most REITs, the Trust acquires older and often troubled properties that are not considered of institutional quality as well as better performing, new, or high quality properties. The Trust has a policy of continuously improving and upgrading its older properties in order to achieve increased revenues. During 1997, $16.9 million in capital expenditures were made to the operating apartment portfolio. In addition, $1.4 million ($177 per unit) was expensed for recurring replacements and repairs and maintenance. Management believes that a significant portion of such expenditures was required to remedy deferred maintenance existing at the time of acquisition and to upgrade maintenance and curb appeal. Accordingly, such expenses are expected to decline on a per unit basis as the proportion of stabilized properties in the Trust's portfolio increases.

The Trust has financed acquisitions and capital improvements largely through mortgages and internally generated funds. As a matter of policy, cash distributions have been held to less than fifty percent of funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (see ITEM 6. "SELECTED FINANCIAL DATA - Other Data" for the definition of FFO). Funds for investment have also been generated by property sales and from the collection of mortgages receivable, which will not be a material future source. Accordingly, property sales and proceeds realized from financing or refinancing are expected to provide the bulk of funds available for investment. In this regard, the availability and cost of long term mortgage funds are key factors in the Trust's ability to continue to make new investments without additional equity offerings.

Possible Consolidation with Tarragon Realty Investors, Inc.

On February 19, 1998, the Trust and Tarragon Realty Investors, Inc., ("TRI") jointly announced the agreement of their respective boards to form a single consolidated entity with TRI, for convenience, as the survivor. The surviving consolidated entity is intended to operate as a self-administered REIT. The consolidation transaction will be submitted to shareholders of each of the Trust and TRI for approval at special meetings to be held during 1998. Under the proposed agreement, each shareholder of the Trust will receive 1.97 shares of TRI common stock for each share of beneficial interest of the Trust held. TRI, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $37 million as of December 31, 1997. Upon the approval and consummation of the consolidation transaction by the respective shareholders of each entity, TRI will acquire Tarragon Realty Advisors, Inc. ("Tarragon" or the "Advisor"), the Trust's advisor since April 1, 1994, and TRI's advisor since March 1, 1994, for 100,000 shares of common stock of TRI and options to acquire additional shares of common stock of TRI at prices ranging between $13 and $16 per share. The resulting consolidated enterprise with TRI as the survivor will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidation transaction will be accounted for as a reverse acquisition of TRI by the Trust.

William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, also serves as Director and Chief Executive Officer of Tarragon and as Director, President, and Chief Executive Officer of TRI. Tarragon is owned by Mr. Friedman and his wife, Lucy N. Friedman. The Friedman family also owns approximately 30% of the outstanding shares of common stock of TRI and approximately 33% of the outstanding shares of beneficial interest of the Trust.

Management of the Trust

The Board of Trustees (the "Board"), elected annually by the shareholders or appointed by the incumbent Board until the next annual shareholder meeting, is responsible for managing the affairs of the Trust. There are currently eight members on the Board, seven of whom are unaffiliated with the Trust. Day-to-day management is performed by Tarragon, which operates under the supervision of the Board pursuant to a written advisory agreement approved by shareholders. Tarragon's duties include, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources for the Trust. The Advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board. A majority of the officers of the Trust are also officers of Tarragon. The Trust has no employees. Employees of Tarragon provide executive and administrative services to the Trust.

Tarragon also serves as the advisor to TRI. All of the officers of the Trust are also officers of TRI. Tarragon and the Trust officers owe fiduciary duties to TRI as well as to the Trust. Historically, in determining to which entity to allocate a particular investment opportunity, Tarragon and the Trust officers have considered the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate for both entities, such investment opportunity has been allocated to the entity which had uninvested funds for the longer period of time, or, if appropriate, the investment has been shared between the entities. Tarragon periodically informs the Board of real estate investments made by any of its affiliates, and the Board periodically reviews the performance of such other investments.

Property Management

Since April 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on multifamily properties and 1.5% to 5% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of some of the property-level management services to the Trust. Beginning April 1, 1996, Tarragon Management, Inc. ("TMI"), a wholly-owned subsidiary of Tarragon, assumed the property-level management of most of the Trust's properties for a fee of 4.5% of the monthly gross rents collected.

Competition

The Trust has not experienced difficulty in locating investment opportunities. Management believes that ownership of properties in which the Trust invests is highly fragmented among individuals, partnerships, public and private corporations, and other REITs. No single entity or person dominates the market for such properties. At any given time, a significant number of multifamily properties are available for purchase in the various markets where the Trust seeks additional acquisitions. Management believes that there is and will continue to be a strong demand for well-maintained, affordable housing in these markets and that the factors discussed above provide a market where a sufficient number of attractive investment opportunities will be available to allow the Trust to continue to expand through acquisitions as well as through the development of new properties. However, since the success of any multifamily real estate investment is impacted by other factors outside the control of the Trust, including general demand for apartment living, interest rates, operating costs, and the ability to attract and retain qualified property managers, there can be no assurances that the Trust will be successful in its plan to continue to expand through acquisitions.

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to the risks associated with ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond the control of the Trust or Tarragon. The illiquidity of real estate investments generally may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that some of these risks are partially mitigated by the diversification by geographic region and property type of the Trust's real estate. However, to the extent new investments continue to be concentrated in any particular region or property type, the advantages of diversification may diminish.

ITEM 2.  PROPERTIES

Details of the Trust's real estate portfolio at December 31, 1997, are set forth in Schedule III to the Consolidated Financial Statements and NOTE 3. "REAL ESTATE AND DEPRECIATION" of the Notes to Consolidated Financial Statements, both included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussion set forth below provides certain summary information concerning the Trust's real estate. To continue to qualify for federal taxation as a REIT under the Code, the Trust is required, among other things, to hold at least 75% of the value of its assets in real estate assets, government securities, and cash and cash equivalents at the close of each quarter of each taxable year. At December 31, 1997, 88% of the Trust's assets consisted of equity investments in real estate, 5% consisted of investments in partnerships which own real estate, and 2% consisted of cash and cash equivalents. The remaining 5% of the Trust's assets at December 31, 1997, was restricted cash and other assets. It should be noted, however, that the percentage of the Trust's assets invested in any one category at any particular time is subject to change, and no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages listed above.

During 1996 and 1997, the Trust purchased seven multifamily properties and one shopping center, added one multifamily property to its portfolio by increasing its interest in the partnership that owns it to 90%, acquired one shopping center through a deed in lieu of foreclosure of collateral securing a mortgage note receivable, and sold three multifamily properties and one office building. Its multifamily portfolio consists of 7,987 operating apartments and 1,062 apartment units under construction which are owned by unconsolidated partnerships. At December 31, 1997, the Trust's real estate portfolio consisted of 61 properties, 53 of which were held for investment. The remaining eight properties, some of which were obtained through foreclosure of collateral securing the Trust's mortgage notes receivable, were held for sale. Eleven Trust properties with an aggregate carrying value of $27.6 million were held free and clear. The other 50 Trust properties were pledged to secure mortgages totaling $182.5 million at December 31, 1997.

A summary of 1997 activity in the Trust's owned real estate portfolio is as follows:

      Properties owned at January 1, 1997................................         58
      Properties purchased...............................................          6
      Property consolidated due to increased partnership interest........          1
      Properties sold....................................................         (3)
      Condemned property written off.....................................         (1)
                                                                               -----
      Properties owned at December 31, 1997..............................         61
                                                                               =====












                     [This space intentionally left blank.]

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

At December 31, 1997, the Trust held investments in each of the geographic regions of the continental United States, although its multifamily properties were concentrated in the Southeast and Southwest, as shown more specifically in the table below.

The following table sets forth the percentages, by property type and geographic region, of the Trust's operating real estate (other than unimproved land and the single-family residence) at December 31, 1997:

                                          Multifamily             Commercial
               Region                     Properties              Properties
               ------                     ----------              ----------
               Northeast                        5.9%                     -
               Southeast                       52.8%                   55.6%
               Southwest                         25%                   10.5%
               Midwest                          8.5%                   21.3%
               Mountain                         6.1%                    3.6%
               Pacific                          1.7%                      9%

The foregoing table is based solely on the number of operating apartment units and amount of commercial square footage owned by the Trust and does not reflect the value of the investments in each region.

Types of Real Estate Investments. The Trust's real estate consists of multifamily and commercial properties, primarily office buildings and shopping centers, or similar properties having established income-producing capabilities. In selecting real estate for investment, the Trust concentrates on properties for which intensive management coupled with capital improvements can materially increase value. The Trust favors buying or developing properties in areas in which the Advisor has current market knowledge. The location, age, and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values, and physical condition are also considered. The Trust may acquire properties subject to, or assume, existing debt and may mortgage, pledge, or otherwise obtain financing for a portion of its real estate. The Board may alter the types of and criteria for selecting new equity investments and for obtaining financing without a vote of shareholders to the extent such policies are not governed by the Declaration of Trust.

Although the Trust has traditionally invested in a wide variety of developed, income-producing real estate, the Trust intends to invest increasing amounts in major apartment renovations and new construction or development projects either directly or in partnership with others. To the extent the Trust invests in construction and development projects, it is subject to the business risks, such as cost overruns and delays, associated with such higher risk activities. The Trust purchased The Vistas at Lake Worth ("The Vistas") in Fort Worth, Texas, in December 1994. The Trust has invested $13 million in the expansion and redevelopment of this property. Operations began at this property in December 1997, and the redevelopment of The Vistas was completed in the first quarter of 1998. During 1997, the Trust acquired interests in four partnerships that were each established to construct a luxury apartment complex.

The following table presents the properties to be constructed by each partnership:

                                                                                      Number     Estimated        Expected Date
      Partnership                       Property                    Location         of Units      Cost           of Completion
  ----------------                    -------------------------    ----------------  --------  -------------    ------------------
  RI Windsor, Ltd.                    Mayfaire at Windsor Parke    Jacksonville, FL     324    $18.6 million    First Quarter 1998
  RI Panama City, Ltd.                Harbour Green                Panama City, FL      200    $10.5 million    Second Quarter 1998
  Danforth National Apartments, Ltd.  The Club at Danforth         Jacksonville, FL     288    $17.1 million    Third Quarter 1998
  Tarragon Savannah, L.P.             The Links at Georgetown      Savannah, GA         250    $14.5 million    Second Quarter 1999

For more information on properties owned through partnerships, see the discussion below under "Partnership Properties."

The following table presents certain information relating to real estate owned and mortgage loans secured by the Trust's real estate at December 31, 1997. The Trust also owns three parcels of land and a house held for rental which are not included in the table.

                          NATIONAL INCOME REALTY TRUST
                               REAL ESTATE SUMMARY
                                DECEMBER 31, 1997
                                   (Unaudited)

                                                                               Average Rent Per Sq. Ft.(a)   Current
                                                        Number                   Year Ended December 31,     Market
                                                         of         Square      --------------------------   Rent Per
Property                     Location                   Units      Footage       1997      1996      1995   Sq. Foot(b)
--------                     --------                 ---------    ---------    ------    ------    ------  ----------
PROPERTIES ACQUIRED PRIOR TO DECEMBER 31, 1995:
Apartments:
Acadian Place                Baton Rouge, LA                120      143,450    $ 4.04    $ 3.74    $ 3.62    $ 5.68
Bay West                     Bradenton, FL                  299      323,774      5.17      5.22      5.35      6.55
Bayfront                     Houston, TX                    200      172,720      5.61      5.56      5.92      7.56
Bryan Hill                   Bethany, OK                    232      193,500      4.77      4.59      4.36      5.55
Carlyle Towers               Detroit, MI                    163      247,850      5.41      5.39      5.27      6.42
Cornell                      Los Angeles, CA                 55       30,150     13.70     12.70     12.06     15.00
Creekwood North              Altamonte Springs, FL          180      166,500      5.99      5.56      5.07      7.07
Cross Creek                  Lexington, KY                  144      102,258      7.32      7.14      6.91      9.01
Devonshire/Dunhill/
   Sandstone                 Denver, CO                     760      317,050     11.09      9.62      8.05     13.82
Diamond Loch                 Fort Worth, TX                 138      139,354      5.78      5.57      4.96      6.84
Fenway Hall                  Los Angeles, CA                 53       27,175     11.39     11.68     11.04     12.79
Forest Oaks                  Lexington, KY                  154      132,460      5.71      5.68      5.49      6.78
Heather Hills                Temple Hills, MD               459      401,029      7.83      7.87      8.61     10.24
Kirklevington                Lexington, KY                  126       99,080      6.77      6.56      5.97      7.94
Lake Point                   Memphis, TN                    540      540,160      4.25      3.92      3.68      5.37
Marina Park                  North Miami, FL                 90       86,850      8.89      7.76      6.55     10.49
Mariposa Manor               Los Angeles, CA                 41       19,710      7.48      9.25      9.03     10.35
Martins Landing              Lakeland, FL                   236      207,704      6.49      6.41      6.15      7.10
Meadowbrook                  Baton Rouge, LA                200      127,524      7.09      6.76      6.65      8.36
Mustang Creek                Arlington, TX                  120      167,880      5.19      5.11      5.06      6.79
Palm Court                   North Miami, FL                144      125,280      7.61      7.47      7.25      8.76
Park Dale Gardens            Dallas, TX                     224      206,640      5.36      5.26      5.04      6.68
Park Norton                  Los Angeles, CA                 55       25,208      8.43      7.48      4.51     10.44
Park Place                   Los Angeles, CA                 39       15,640      8.42      8.15      2.04     11.10
Pinecrest                    Ft. Lauderdale, FL             326      226,065     12.86     12.06     11.42     14.94
Prado Bay                    N. Bay Village, FL             123      109,756      9.64      8.72      8.45     10.40
Spring Pines                 Houston, TX                    136      118,430      5.45      5.27      4.93      6.29
Summit on the Lake           Fort Worth, TX                 198      138,262      7.53      7.51      7.11      8.85
Woodcreek (CO)               Denver, CO                     120       99,622      8.64      8.36      7.97      9.46
Woodcreek (FL)               Jacksonville, FL               260      198,623      7.30      6.82      6.33      7.88
                                                      ---------    ---------    ------    ------    ------    ------
SUBTOTAL OR WEIGHTED AVERAGE (e)                          5,935    4,909,704      6.83      8.44      8.76     11.07
                                                      ---------    ---------    ------    ------    ------    ------

Office Buildings:
Emerson Center               Atlanta, GA                     --      126,979     10.13      7.51      5.47     12.81
NW O'Hare                    Des Plaines, IL                 --      105,363     12.30     11.38     10.94     15.39
Rancho Sorrento              San Diego, CA                   --      147,973      7.14      6.83      4.74      9.97
                                                      ---------    ---------    ------    ------    ------    ------
SUBTOTAL OR WEIGHTED AVERAGE (e)                             --      380,315      9.57      8.32      6.70     12.42
                                                      ---------    ---------    ------    ------    ------    ------
                                                        Economic Occupancy(c)
                                                        Year Ended December 31,          Physical
                                                        -----------------------          Occupancy
Property                     Location                    1997     1996    1995       Dec. 31, 1997 (d)
--------                     --------                    ----     ----    ----       -----------------
PROPERTIES ACQUIRED PRIOR TO DECEMBER 31, 1995:
Apartments:
Acadian Place                Baton Rouge, LA              85%      84%     85%             89%
Bay West                     Bradenton, FL                90%      92%     94%             94%
Bayfront                     Houston, TX                  83%      84%     92%             94%
Bryan Hill                   Bethany, OK                  93%      93%     91%             91%
Carlyle Towers               Detroit, MI                  91%      91%     93%             94%
Cornell                      Los Angeles, CA              97%      95%     94%             96%
Creekwood North              Altamonte Springs, FL        94%      90%     89%             94%
Cross Creek                  Lexington, KY                89%      91%     90%             82%
Devonshire/Dunhill/
   Sandstone                 Denver, CO                   92%      88%     80%             95%
Diamond Loch                 Fort Worth, TX               91%      95%     91%             93%
Fenway Hall                  Los Angeles, CA              95%      97%     92%             98%
Forest Oaks                  Lexington, KY                91%      92%     93%             86%
Heather Hills                Temple Hills, MD             87%      87%     92%             93%
Kirklevington                Lexington, KY                92%      91%     91%             86%
Lake Point                   Memphis, TN                  91%      85%     83%             90%
Marina Park                  North Miami, FL              92%      88%     88%             91%
Mariposa Manor               Los Angeles, CA              81%      93%     90%            100%
Martins Landing              Lakeland, FL                 95%      95%     96%             95%
Meadowbrook                  Baton Rouge, LA              93%      94%     92%             94%
Mustang Creek                Arlington, TX                85%      89%     93%             90%
Palm Court                   North Miami, FL              91%      93%     96%             89%
Park Dale Gardens            Dallas, TX                   89%      95%     96%             95%
Park Norton                  Los Angeles, CA              90%      81%     51%             87%
Park Place                   Los Angeles, CA              87%      85%     43%             90%
Pinecrest                    Ft. Lauderdale, FL           93%      92%     90%             97%
Prado Bay                    N. Bay Village, FL           96%      92%     92%             97%
Spring Pines                 Houston, TX                  94%      95%     93%             93%
Summit on the Lake           Fort Worth, TX               93%      95%     95%             89%
Woodcreek (CO)               Denver, CO                   95%      96%     95%             99%
Woodcreek (FL)               Jacksonville, FL             95%      94%     94%             95%
                                                         ---      ---     ---             ---
SUBTOTAL OR WEIGHTED AVERAGE (e)                          91%      90%     90%             92%
                                                         ---      ---     ---             ---

Office Buildings:
Emerson Center               Atlanta, GA                  85%      65%     55%             90%
NW O'Hare                    Des Plaines, IL              89%      88%     78%             87%
Rancho Sorrento              San Diego, CA                83%      80%     63%             83%
                                                         ---      ---     ---             ---
SUBTOTAL OR WEIGHTED AVERAGE (e)                          85%      77%     65%             87%
                                                         ---      ---     ---             ---

                          NATIONAL INCOME REALTY TRUST
                         REAL ESTATE SUMMARY (CONTINUED)
                                DECEMBER 31, 1997
                                   (Unaudited)

                                                                                Average Rent Per Sq. Ft.(a)  Current
                                                           Number                Year Ended December 31,      Market
                                                            of       Square     --------------------------   Rent Per
Property                     Location                      Units     Footage     1997      1996      1995   Sq. Foot(b)
--------                     --------                       ---      -------    ------    ------    ------  -----------
PROPERTIES ACQUIRED PRIOR TO DECEMBER 31,1995:
Shopping Centers:
Emerson Center               Atlanta, GA                    --       17,733    $12.86    $13.61    $12.41     $14.31
K-Mart Plaza                 Charlotte, NC (f)              --      117,200       .47      0.39      0.42       2.57
K-Mart Plaza                 Temple Terrace, FL             --       63,887      3.65      3.65      3.65       3.65
K-Mart Plaza                 Thomasville, GA (g)            --       55,552      2.96      2.96      2.96       2.96
Lakeview Mall                Manitowoc, WI                  --      214,620       .74      1.43      1.33       2.98
Midland Plaza                Midland, MI                    --       30,650      3.38      3.38      3.38       3.38
Midway Mills                 Carrollton, TX                 --       72,065      9.74      9.70      8.91      10.96
Mountain View                Las Vegas, NV                  --       20,092     10.68     10.17      9.80      10.76
Northside Mall               Gainesville, FL (h)            --      139,337      3.84      3.93      3.86       4.11
Southgate                    Waco, TX                       --       80,725      2.48      2.47      2.93       5.25
Stewart Square               Las Vegas, NV                  --       39,600      9.43      8.96      8.04      11.07
Times Square                 Lubbock, TX                    --       19,550      5.07      4.72      3.38       6.21
                                                     ---------    ---------    ------    ------    ------     ------
SUBTOTAL OR WEIGHTED AVERAGE (e)                            --      871,011      3.52      3.67      3.51       4.89
                                                     ---------    ---------    ------    ------    ------     ------

SUBTOTAL PRIOR TO ACQUISITIONS (e)                          --    6,161,030      6.58      7.75      7.89      10.28
                                                     ---------    ---------    ------    ------    ------     ------
1996 Acquisitions:
River City Landing           Jacksonville, FL              352      356,800      2.99      2.79        --       6.46
The Regent                   Jacksonville, FL (i)          304      288,320      3.74      1.74        --       6.09
Woodbrier                    Oklahoma City, OK             128      114,900      4.63      4.59        --       5.50
Jackson Square               Jackson, MS (j)                --      341,361      1.23      1.32        --       3.27
                                                     ---------    ---------    ------    ------    ------     ------
SUBTOTAL OR WEIGHTED AVERAGE (e)                           784    1,101,381      2.81      2.24        --       5.27
                                                     ---------    ---------    ------    ------    ------     ------
1997 Acquisitions:
English Village              Memphis, TN                   300      364,680      4.70        --        --       5.43
Fountainhead                 Kissimmee, FL                 184      172,578      7.78        --        --       8.85
Landmark                     Tallahassee, FL               128      113,720      3.71        --        --       6.69
Morningside                  Jacksonville, FL              112       89,200      5.90        --        --       7.09
Newport                      Plantation, FL                152      139,364      7.71        --        --       9.37
Courtyard at the Park        Miami, FL                     127      117,250      4.96        --        --       8.75
Mariner Plaza                Tallahassee, FL                --       52,288      5.34        --        --       6.01
Vistas at Lake Worth         Fort Worth, TX (k)            265      188,120       .04        --        --      13.00
                                                     ---------    ---------    ------    ------    ------     ------
SUBTOTAL OR WEIGHTED AVERAGE (e)                         1,268    1,237,200      4.81        --        --       8.08
                                                     ---------    ---------    ------    ------    ------     ------

ACQUISITIONS SUBTOTAL OR WEIGHTED AVERAGE (e)            2,052    2,338,581      3.87      2.24        --       6.76
                                                     ---------    ---------    ------    ------    ------     ------
GRAND TOTAL                                              7,987    8,499,611      5.80      6.92      7.89       9.31
                                                     =========    =========    ======    ======    ======     ======
                                                    Economic Occupancy(c)
                                                    Year Ended December 31,       Physical
                                                    -----------------------       Occupancy
Property                     Location                1997     1996    1995      Dec. 31, 1997 (d)
--------                     --------                ----     ----    -----     -----------------
PROPERTIES ACQUIRED PRIOR TO DECEMBER 31,1995:
Shopping Centers:
Emerson Center               Atlanta, GA               91%    100%     96%               77%
K-Mart Plaza                 Charlotte, NC (f)         27%     21%     21%                3%
K-Mart Plaza                 Temple Terrace, FL       100%    100%    100%              100%
K-Mart Plaza                 Thomasville, GA (g)      100%    100%    100%              100%
Lakeview Mall                Manitowoc, WI             30%     43%     45%               38%
Midland Plaza                Midland, MI              100%    100%    100%              100%
Midway Mills                 Carrollton, TX            93%     99%     95%               94%
Mountain View                Las Vegas, NV            100%    100%    100%              100%
Northside Mall               Gainesville, FL (h)       94%     94%     94%               98%
Southgate                    Waco, TX                  51%     50%     64%               43%
Stewart Square               Las Vegas, NV             93%     92%     87%               94%
Times Square                 Lubbock, TX               83%     80%     59%               80%
                                                     ----    ----    ----              ----
SUBTOTAL OR WEIGHTED AVERAGE (e)                       66%     69%     70%               64%
                                                     ----    ----    ----              ----

SUBTOTAL PRIOR TO ACQUISITIONS (e)                     87%     87%     86%               88%
                                                     ----    ----    ----              ----

1996 Acquisitions:
River City Landing           Jacksonville, FL          54%     55%     --                76%
The Regent                   Jacksonville, FL (i)      67%     31%     --                88%
Woodbrier                    Oklahoma City, OK         94%     97%     --                89%
Jackson Square               Jackson, MS (j)           38%     46%     --                40%
                                                     ----    ----    ----              ----
SUBTOTAL OR WEIGHTED AVERAGE (e)                       57%     50%     --                69%
                                                     ----    ----    ----              ----
1997 Acquisitions:
English Village              Memphis, TN               95%     --      --                93%
Fountainhead                 Kissimmee, FL             96%     --      --                96%
Landmark                     Tallahassee, FL           75%     --      --                73%
Morningside                  Jacksonville, FL          93%     --      --                95%
Newport                      Plantation, FL            86%     --      --                85%
Courtyard at the Park        Miami, FL                 68%     --      --                49%
Mariner Plaza                Tallahassee, FL           90%     --      --                88%
Vistas at Lake Worth         Fort Worth, TX (k)         1%     --      --                 2%
                                                     ----    ----    ----              ----
SUBTOTAL OR WEIGHTED AVERAGE (e)                       75%     --      --                72%
                                                     ----    ----    ----              ----

ACQUISITIONS SUBTOTAL OR WEIGHTED AVERAGE (e)          66%     50%     --                71%
                                                     ----    ----    ----              ----
GRAND TOTAL                                            81%     81%     86%               83%
                                                     ====    ====    ====              ====

                          NATIONAL INCOME REALTY TRUST
                         REAL ESTATE SUMMARY (CONTINUED)
                                DECEMBER 31, 1997
                                   (Unaudited)



(a) Amounts represent rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debts, vacancies, and discounts and concessions. Gross potential rent equals actual lease rates on leased units/space and market rates on vacant units/space.

(b) Represents annualized market rate per square foot at December 31, 1997, based upon scheduled rents at such time.

(c) Computed as follows: [(Annual gross potential rent less annual vacancy losses) divided by annual gross potential rent].

(d) Represents actual physical occupancy as of the end of the last week of the fiscal year ended December 31, 1997.

(e) The weighted average rent per square foot and occupancy are based on the square footage in each property.

(f) K-Mart's lease expired January 1994. At December 31, 1997, space had not been re-leased.

(g) Lease expires September 2004. During the first quarter of 1995, K-Mart moved out and sublet the space to two tenants.

(h) K-Mart's lease expires September 2002. K-Mart moved out in 1993 and continues to pay the scheduled rent on the portion of the space it has not sublet.

(i) For the purpose of this schedule, this property is included with 1996 acquisitions because operations began during 1996 although the property was purchased in 1995.

(j) This property was acquired through a deed in lieu of foreclosure in January 1996.

(k) For purposes of this schedule, this property is included with 1997 acquisitions because operations began during 1997 although the property was purchased in 1994.

Management believes that its properties are adequately covered by liability and casualty insurance, consistent with industry standards.

                          NATIONAL INCOME REALTY TRUST
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                                DECEMBER 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          Stated                         Balance
                                                     Original            Balance         Interest      Maturity          Due at
Name of Property                                      Amount           Dec 31, 1997       Rate (A)      Date            Maturity
----------------                                      ------           ------------       --------      ----            --------
Residential
    Acadian Place (B) ..................           $   2,775           $   2,775            8.47%      Jun -00          $  2,775
    Bay West............................               5,100               4,841            8.89%      Jan -19                --
    Bayfront............................               2,086               2,013            8.99%      Jul -00             1,953
    Bryan Hill..........................               3,500               3,500            6.93%      Jan -08             2,998
    Carlyle Towers......................               4,500               3,844           10.19%      Mar -99             3,625
    Cornell.............................               1,623               1,490            8.50%      Jan -99             1,467
    Courtyard at the Park...............               2,973               2,953            7.38%      Dec -00             2,779
    Creekwood North.....................               3,050               3,009            8.05%      May -06             2,683
    Cross Creek.........................               2,720               2,716            7.54%      Oct -07             2,363
    Dunhill/Devonshire/Sandstone (B)....              13,200              13,200            8.47%      Jun -00            13,200
    English Village.....................               6,200               6,019            7.56%      Dec -05             4,965
    Fenway Hall.........................               1,375               1,303            8.50%      Oct -98             1,288
    Forest Oaks.........................               3,075               3,015            8.16%      Jun -06             2,501
    Fountainhead (B) ...................               5,650               5,650            8.47%      Jun -00             5,650
    Heather Hills.......................              16,790              16,865            7.88%      Jan -31               117
    Kirklevington.......................               2,470               2,415            9.00%      Nov -99             2,364
    Lake Point (B) .....................               9,000               9,000            8.47%      Jun -00             9,000
    Landmark............................               1,500               1,500            8.47%      Jun -00             1,500
    Marina Park.........................               2,500               2,403            9.00%      May -98             2,388
    Mariposa Manor......................                 784                 757            8.13%      Apr -02               703
    Martins Landing.....................               5,000               4,856            7.65%      Dec -05             4,014
    Meadowbrook (B).....................               2,513               2,513            8.47%      Jun -00             2,513
    Morningside.........................               1,641               1,623            8.35%      Apr -03             1,474
    Newport.............................               5,058               5,030            8.18%      Apr -06             4,490
    Palm Court..........................               3,000               2,901            9.67%      Dec -04             2,525
    Park Dale Gardens...................               3,000               2,904            8.30%      Jul -05             2,448
    Park Norton.........................                 564                 545            6.05%      Jun -05               473
    Pinecrest...........................              14,500              14,420            7.96%      Apr -17             8,799
    Prado Bay...........................               4,800               4,800            7.05%      Jan -08             4,124
    River City Landing(B)...............               6,100               6,100            8.47%      Jun -00             6,100
    Spring Pines (B)....................               1,300               1,300            8.47%      Jun -04             1,300
    Summit on the Lake..................               4,800               4,782            6.35%      Aug -27               -
    Woodbrier...........................               1,300               1,165            7.93%      Nov -03               872
    Woodcreek (CO)......................               3,000               2,812           10.19%      Mar -99             2,750
    Woodcreek (FL)......................               3,800               3,683            9.73%      Feb -05             3,203
                                                     -------             -------            ----                         -------
                                                     151,247             148,702            8.21%  (C)                   109,404
                                                     -------             -------            ----                         -------

---------------

(A) For loans with variable interest rates, the rate in effect for the month of December 1997 is presented.

(B) Represents an advance under the $50 million revolving credit facility with GMAC Commercial Mortgage.

(C)  Represents weighted average interest rate for the month of December
     1997.

                          NATIONAL INCOME REALTY TRUST
             MORTGAGE LOANS SECURED BY OWNED PROPERTIES (Continued)
                                DECEMBER 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Stated                           Balance
                                          Original      Balance          Interest            Maturity      Due at
Name of Property                          Amount      Dec 31, 1997       Rate (A)             Date        Maturity
----------------                          ------      ------------       --------             ----        --------

Office Buildings
    Emerson Center .................     $   2,900     $   2,854              8.75%           May-99      $   2,808
    Emerson Center (B) .............         1,218           923                --            May-99            841
    Northwest O'Hare ...............         2,000           771              7.75%           Nov-98            676
    Northwest O'Hare ...............           415           227              8.75%           Feb-01            159
    Rancho Sorrento ................         3,550         2,780              9.00%           Aug-00          2,414
    Rancho Sorrento ................         2,650         2,604              8.13%           Mar-09          1,575
                                         ---------     ---------         ---------                        ---------
                                            12,733        10,159              8.57%(C)                        8,473
                                         ---------     ---------         ---------                        ---------

Shopping Centers

    Emerson Center .................         1,250         1,212              9.50%           Jul-99          1,193
    K-Mart - Charlotte .............         1,360         1,256             10.00%           Oct-98          1,238
    K-Mart - Temple Terrace ........         1,750           948              8.50%           May-05             --
    K-Mart - Temple Terrace ........           347           325             10.25%           Oct-98            321
    K-Mart - Thomasville ...........         1,300           744              9.63%           Sep-05             --
    K-Mart - Thomasville ...........           290           271             10.25%           Oct-98            268
    Midland Plaza ..................           305           283             10.00%           Oct-98            278
    Midway Mills ...................         4,200         4,101              8.64%           Dec-05          3,465
    Mountain View ..................         1,050         1,038             11.68%           Jul-06            891
    Northside Center ...............         3,100         1,710              9.00%           Nov-05             --
    Stewart Square .................         2,070         2,070              8.47%           Dec-04          1,681
                                         ---------     ---------         ---------                        ---------
                                            17,022        13,958              9.22%(C)                        9,335
                                         ---------     ---------         ---------                        ---------

Line of credit (D) .................         9,000         7,479              7.78%           Sep-98          7,407
RI Windsor, Ltd., equity loan (E) ..         2,200         2,200              8.75%           Jan-99          2,200
                                         ---------     ---------         ---------                        ---------
                                            11,200         9,679              8.00%(C)                        9,607
                                         ---------     ---------         ---------                        ---------

Total ..............................     $ 192,202     $ 182,498              8.29%(C)                    $ 136,819
                                         =========     =========         =========                        =========


----------------------

(A) For loans with variable interest rates, the rate in effect for the month of December 1997 is presented.

(B) Represents non-interest bearing unsecured debt associated with the property payable from 30% of Excess Cash Flow, as defined, of the property or funds from the sale or refinance of the property.

(C)   Represents weighted average interest rate for the month of December 1997.

(D) The line of credit is secured by mortgages on Diamond Loch Apartments, Mustang Creek Apartments, and The Regent Apartments.

(E) The equity loan is secured by 352,000 shares of the Trust's shares of beneficial interest and is cross-collateralized with the line of credit.

Partnership Properties. The Trust and Continental Mortgage and Equity Trust ("CMET") own two fully leased office buildings in the vicinity of Sacramento, California, as tenants-in-common with the Trust having a 70% undivided interest. Under the terms of the joint tenancy agreement, the Trust and CMET must agree over any material change in the operations of the properties, including sales, refinancings, and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in these properties using the equity method.

In June 1995, the Trust acquired a 50% economic interest in an office building located at 801 Pennsylvania Avenue, Washington, D.C., (the "Property") through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $3 million. In accordance with the terms of the Note, the Trust's $3 million investment, as well as any additional advances made to the Property, is to be repaid from Property cash flow after operating expenses with interest at the rate of 11% per annum. The $5.5 million remaining balance of the Note plus accrued interest entitles the Trust to 50% of all funds available after Property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Note is nonrecourse to all parties and is secured only by the Property. The Trust accounts for this investment using the equity method.

In January 1997, the Trust acquired 50% of RI Windsor, Ltd., which completed construction of a 324-unit luxury apartment complex in Jacksonville, Florida, known as The Mayfaire at Windsor Parke in March 1998. Initial operations began at the property in August 1997. A portion of the $18.6 million construction cost was financed by a $16 million construction loan.

In June 1997, the Trust acquired 50% of RI Panama City, Ltd., which is constructing a 200-unit apartment property known as Harbour Green in Panama City, Florida. Construction, at a total estimated cost of $10.5 million, is expected to be complete in the second quarter of 1998. The partnership obtained an $8.8 million construction loan to finance a portion of the construction. The first units became available for rent in January 1998.

In September 1997, the Trust acquired 60% of Danforth National Apartments, Ltd., which is constructing a 288-unit apartment complex to be known as The Club at Danforth in Jacksonville, Florida, for a total cost of $17.1 million. The partnership obtained a $13.7 million construction loan in January 1998. This property is expected to be complete in the third quarter of 1998. In February 1998, the Trust purchased another partner's interest in the partnership and currently has an 80% interest in the partnership.

In December 1997, the Trust acquired a 50% interest in Tarragon Savannah, L.P., which is constructing a 250-unit apartment property to be known as The Links at Georgetown in Savannah, Georgia. Total development cost is estimated at $14.5 million, $12 million of which will be provided by a construction loan. Construction is expected to be complete in the second quarter of 1999.

The Trust has advanced substantially all of the equity for these four construction projects as interest-bearing priority loans to these partnerships. Principals of the Trust's partners have personally guaranteed each of the construction loans.

In December 1997, the Trust acquired a 70% interest in Ansonia Apartments, L.P. ("Ansonia"). This partnership purchased two operating apartment properties, Meriden East with 66 units in Meriden, Connecticut, and Autumn Ridge with 116 units in East Haven, Connecticut, in December 1997 for an aggregate purchase price of $3.8 million, $2.9 million of which was financed through mortgages on each property.

The following table sets forth certain information relating to the operating properties owned by Trust partnerships (including Mayfaire at Windsor Parke for which initial operations began in August 1997) as of December 31, 1997. Although the two properties owned by Ansonia are operating, because they were purchased in December 1997 and have less than one month's activity during 1997, Ansonia is excluded from the following table.

                                                                            Average Rent                  Economic
                                                                         Per Square Foot (a)            Occupancy (b)
                          Property            Number        Square       -------------------        ------------------
       Partnership        Location           of Units      Footage        1997         1996          1997         1996
       -----------        --------           --------      -------       -----         -----        -----         ----
   RI Windsor, Ltd.     Jacksonville, FL        324         339,886    $     .60        (C)            15%          (C)
   Sacramento Nine      Rancho Cordova, CA      -           105,249        12.97      10.76           100%          91%
   801 Pennsylvania     Washington, D.C.        -            62,229        11.63       9.32            82%          56%


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

(c) Property was constructed and began operating during 1997. Therefore, there is no 1996 information.

ITEM 3.  LEGAL PROCEEDINGS

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position, or results of operations. Also, see ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT" for a description of the results of the Olive modification.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.






                     [This space intentionally left blank.]

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Trust's shares of beneficial interest, no par value (the "Shares" and each a "Share"), are traded in the over-the-counter market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "NIRTS." The following table sets forth the high and low bid quotations of the Shares as reported by the NASDAQ System for the periods indicated, which consist of the last two fiscal years and the quarter ending for which this report is filed, all after giving retroactive effect to the 10% share distributions in September 1996 and September 1997. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                                             1997                            1996
                                  --------------------------      ---------------------------
                                      High             Low            High            Low
                                  ----------      ----------      ----------      -----------
      First quarter               $  13  7/8      $  11  1/8      $  11           $   9  1/8
      Second quarter                 14  1/2         13  7/8         11  5/8         11
      Third quarter                  15  5/8         14  1/8         11  5/8         11  1/8
      Fourth quarter                 17              15  1/4         11  1/4         10  7/8

For the first quarter of 1998 through March 13, 1998, the high and low bid quotations of the Shares as reported by the NASDAQ System were $18 and $15 3/4, respectively. During this period, the Trust's Shares traded as high as $18 1/8. According to the transfer agent's records, such shares were held by approximately 10,100 holders, including beneficial holders.

Cash distributions paid to shareholders in 1997 and 1996 were as follows (restated to give effect to the 1997 and 1996 share distributions):

                                                1997             1996
                                               -------         -------
                   First quarter               $   .18         $   .17
                   Second quarter                  .18             .17
                   Third quarter                   .18             .17
                   Fourth quarter                  .20             .18




                     [This space intentionally left blank.]

ITEM 6.  SELECTED FINANCIAL DATA

The following information should be read in conjunction with all of the financial statements and notes thereto and with the discussion set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Dollar amounts are in thousands, except per share amounts.

                                                                          For the Years Ended December 31,
                                                 -------------------------------------------------------------------------------
                                                     1997             1996             1995             1994             1993
                                                 -----------      -----------      -----------      -----------      -----------
OPERATING DATA

   Revenue .................................     $    52,017      $    49,962      $    45,240      $    40,135      $    36,357
   Expenses ................................         (51,749)         (49,176)         (46,214)         (40,915)         (40,370)
                                                 -----------      -----------      -----------      -----------      -----------
   Income (loss) before net gain on sale
     of real estate, gain on sale of
     investments, gain on insurance
     settlement, and extraordinary gain ....             268              786             (974)            (780)          (4,013)
   Net gain on sale of real estate .........           4,350            3,700              533              385              945
   Gain on sale of investments .............             913               --              412              141               --
   Gain on insurance settlement ............              --              451               --               --               --
                                                 -----------      -----------      -----------      -----------      -----------
   Income (loss) from continuing
     operations ............................           5,531            4,937              (29)            (254)          (3,068)
   Extraordinary gain ......................              61               --              737               --            8,888
                                                 -----------      -----------      -----------      -----------      -----------
   Net income (loss) .......................     $     5,592      $     4,937      $       708      $      (254)     $     5,820
                                                 ===========      ===========      ===========      ===========      ===========

PER SHARE DATA (1)

EARNINGS PER SHARE
   Income (loss) from continuing
     operations ............................     $      1.44      $      1.21      $      (.01)     $      (.06)     $      (.69)
   Extraordinary gain ......................             .02               --              .18               --             1.99
                                                 -----------      -----------      -----------      -----------      -----------
   Net income (loss) .......................     $      1.46      $      1.21      $       .17      $      (.06)     $      1.30
                                                 ===========      ===========      ===========      ===========      ===========

   Weighted average shares (2) .............       3,832,535        4,070,183        4,101,453        4,262,073        4,469,426

EARNINGS PER SHARE - ASSUMING DILUTION
   Income (loss) from continuing
     operations ............................     $      1.43      $      1.21      $      (.01)     $      (.06)     $      (.69)
   Extraordinary gain ......................             .01               --              .18               --             1.99
                                                 -----------      -----------      -----------      -----------      -----------
   Net income (loss) .......................     $      1.44      $      1.21      $       .17      $      (.06)     $      1.30
                                                 ===========      ===========      ===========      ===========      ===========

   Weighted average shares -
     assuming dilution (3) .................       3,871,248        4,088,382        4,101,961        4,262,073        4,469,426

   Distributions (4) .......................     $       .74      $       .69      $       .62      $       .47      $       .14

-------------------

(1) Share and per share data have been restated to give effect to 10% share distributions paid in September of each of 1994 through 1997.

(2) Represents the weighted average shares of beneficial interest used in the computation of earnings per share.

(3) Represents the weighted average shares of beneficial interest used in the computation of earnings per share-assuming dilution.

(4) 1997 and 1993 distributions were taxable to shareholders as ordinary income. Distributions in 1996, 1995, and 1994 represented return of capital.

                                                                            December 31,
                                             ----------------------------------------------------------------------
                                                 1997           1996           1995           1994           1993
                                             ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA

   Real estate .........................     $  233,936     $  193,722     $  195,675     $  184,658     $  168,013
   Notes and interest receivable(1) ....             --             --          6,388          9,997         12,909
   Investments in partnerships .........         13,839          4,739         10,780         11,026         11,804
   Total assets ........................        265,640        211,341        222,038        217,040        199,486
   Notes, debentures, and
      interest payable .................        184,126        134,270        144,497        138,316        114,351
   Shareholders' equity ................         71,091         69,063         69,627         73,360         78,174
   Book value per share ................     $    18.65     $    19.60     $    20.53     $    22.81     $    22.94

                                                                  For the Years Ended December 31,
                                             ---------------------------------------------------------------------------
                                                1997            1996            1995            1994            1993
                                             ----------      ----------      ----------       ----------      ----------
OTHER DATA

Cash flows provided by (used in):
     Operating activities...............     $    3,261      $    3,795      $    2,030      $    1,852      $    3,620
     Investing activities...............        (43,813)           (436)         (5,436)         (1,409)          1,272
     Financing activities...............         40,952          (1,171)          1,596           1,981          (5,582)

Calculation of funds from operations:
     Net income (loss) .................     $    5,592      $    4,937      $      708      $     (254)     $    5,820
     Extraordinary gain ................            (61)             --            (737)             --          (8,888)
     Gain on insurance settlement (2) ..             --            (451)             --              --              --
     Gain on sale of real estate .......         (4,350)         (3,700)           (533)           (385)           (945)
     Gain on sale of investments .......           (215)             --              --              --              --
     Depreciation and amortization
       of real estate assets ...........          7,225           5,374           5,959           4,992           4,639
     Depreciation and amortization
       of real estate assets
       of partnerships .................            356             305             882           1,086             918
     Distributions from partnerships
       in excess of the Trust's
       investments in the partnerships .            (41)           (899)             --              --              --
                                             ----------      ----------      ----------      ----------      ----------

Funds from operations (3) ..............     $    8,506      $    5,566      $    6,279      $    5,439      $    1,544
                                             ==========      ==========      ==========      ==========      ==========

---------------------------------------------

(1) Notes and interest receivable at December 31, 1997 and 1996, are classified with other assets.

(2) The gain on insurance settlement represents the Trust's share of the gain realized by Indcon, L.P., in which the Trust held a 40% interest until November 1997. One of Indcon's warehouses was destroyed by fire in September 1995. An insurance settlement totaling $2.2 million was reached by the partnership in March 1996. As the partnership did not intend to rebuild the property, upon receipt of the insurance proceeds, the property was written off. This resulted in a gain of $1.1 million, of which the Trust's share was $451,000.

-------------------------

(3) The Trust generally considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity real estate investment trust ("REIT"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not added back to net income (loss) in the Trust's calculation. This treatment is consistent with the Trust's historical calculation of FFO. The Trust believes that FFO is useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of the ability of the Trust to incur and service debt and to make capital expenditures. The Trust believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income
      (loss) as presented in the financial statements included elsewhere in this report. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Trust's operating performance or to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs and cash distributions. The Trust's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

      Effective January 1, 1997, the Trust modified its calculation of FFO to include the add back of amortization of leasing commissions associated with its commercial properties. The Trust believes that this treatment is consistent with a majority of other REITs. If the Trust had calculated FFO in the same manner for each of the years ended December 31, 1996, 1995, 1994, and 1993, FFO would have been higher by $262,000, $272,000,
      $235,000, and $244,000, respectively.

      Included in FFO for the years ended December 31, 1997, 1995, and 1994, are gains totaling $698,000, $412,000, and $141,000, respectively, resulting from the Trust's sale of investments in marketable equity securities.

      Included in FFO for the years ended December 31, 1993 and 1996, are provisions for losses of $1.4 million and $300,000, respectively. Included in FFO for the year ended December 31, 1995, is a provision for losses credit of $425,000. See NOTE 2. "ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES" in the Notes to Consolidated Financial Statements for descriptions of the 1996 and 1995 provisions for losses. The 1993 provision for losses was recorded to provide allowances for estimated losses against one property held for sale and one mortgage note receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

National Income Realty Trust (the "Trust") invests in income-producing real estate through acquisitions, leases and partnerships. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At December 31, 1997, the Trust's real estate portfolio included 61 properties (eight held for sale) located throughout the United States, with concentrations in the Southeast and Southwest. These properties include 40 apartment complexes, 14 shopping centers, three office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except for eleven properties, is encumbered by mortgages. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgages are paid off, the Trust's portfolio of mortgage notes receivable has declined and is expected to continue to decline.

The Trust's objective is to maximize the long term value of its real estate portfolio with an emphasis on increasing operating income and future cash distributions to shareholders. Management focuses on both the appreciation of the existing real estate portfolio, through intensive management and capital improvements, and enlarging the portfolio with highly selective and opportunistic acquisitions concentrated on older, under-managed, and under-performing multifamily projects in geographical regions where the Trust presently owns properties. The Trust also intends to invest increasing amounts in new construction of apartment properties either directly or through partnerships. In the first quarter of 1998, the Trust completed construction of two apartment properties, one of which is owned through a partnership. The Trust currently has three apartment properties under construction, all of which are owned through partnerships. To the extent it invests in construction projects, the Trust is subject to business risks, such as cost overruns and delays, associated with such higher risk activities. In addition to raising capital through operating income, the Trust intends to generate capital through mortgage refinancings and selective disposition of certain assets.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $4.3 million at December 31, 1997, compared with $3.9 million at December 31, 1996. The Trust's principal sources of cash have been property operations and external sources, such as property sales and refinancings. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular distributions.

     Operating Activities

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) continues to increase from $17.6 million in 1995 to $19.3 million in 1996 and $20.7 million in 1997, primarily due to acquisitions made in 1995, 1996, and 1997. In September 1996, the Trust sold Century Centre II Office Building ("Century Centre") for $28.2 million. In 1995 and 1996, Century Centre had accounted for $1.4 million and $1.5 million, respectively, of cash flow from operations. See NOTE 3. "REAL ESTATE AND DEPRECIATION" in the Notes to Consolidated Financial Statements for a discussion of the sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Investing Activities

The Trust purchased six apartment communities in 1995, two in 1996, and five in 1997, increasing the Trust's multifamily portfolio by 1,991 units. The Trust also purchased a 52,288 square foot shopping center in 1997. The aggregate purchase prices for the 1995, 1996, and 1997 acquisitions were $11.4 million, $9.4 million, and $23.4 million respectively. The aggregate cash portions of the purchase prices for the 1995, 1996, and 1997 acquisitions were $3.8 million, $3.2 million, and $13.7 million, respectively. The balance of the acquisition cost was financed through mortgages on certain of the properties.

The Trust also added 300 units to its multifamily portfolio through its acquisition of an additional 40% interest in English Village Partners, L.P. ("English Village"), increasing its total ownership to 90%, for $1 million in July 1997. While the Trust previously accounted for its investment in English Village using the equity method, English Village is now consolidated.

In 1997, the Trust sold multifamily properties in Sacramento, California, Philadelphia, Pennsylvania, and Kansas City, Missouri, each in which the Trust owned only a single property, in separate transactions for an aggregate sale price of $14 million, receiving net cash proceeds of $6.4 million. In
September 1996, the Trust sold Century Centre for $28.2 million, receiving net cash proceeds of $6.2 million. During 1995, the Trust sold major portions of Lake Highlands land in Dallas, Texas, and K-Mart Shopping Center in Kansas City, Missouri. The Trust received aggregate net cash proceeds of $1.6 million in connection with the 1995 sales.

During 1995, 1996, and 1997, the Trust made real estate improvements totaling $8 million, $13.5 million, and $27.3 million, respectively, to its properties, including $1.1 million, $5.9 million, and $9.7 million, respectively, on construction at redevelopment properties. Construction at The Vistas at Lake Worth was completed in the first quarter of 1998 with 1998 construction costs of $1.3 million. The Trust anticipates capital improvement expenditures on its other properties during 1998 to total approximately $13.3 million.

In addition to capital improvements noted above, payments for property operating expenses in 1995, 1996, and 1997 include property replacements of $2.5 million, $2.8 million, and $2.1 million, respectively. Property replacements include such items as plumbing replacements, landscaping, exterior painting, parking lot improvements, and, in 1995 and 1996, carpet and appliances. In 1997, the Trust began capitalizing carpet, appliances, and heating, ventilation, and air conditioning replacements. See discussion below under "Implementation of Change in Accounting Estimate."

During 1995, 1996, and 1997, the Trust received $3.6 million, $2.1 million, and $187,000, respectively, representing collections of notes receivable. The Trust expects mortgage note collections to continue to decline as existing mortgage loans are paid off and does not anticipate funding mortgage loans in the future, except in connection with, or to facilitate, the sale of real estate.

In January and February 1995, the Trust sold its remaining 39,500 shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET") for $593,000 in cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Investing Activities (Continued)

In June 1995, the Trust acquired a 50% economic interest in an office building in Washington, D.C., through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash and a $2.5 million promissory note which the Trust paid off in September 1995. In accordance with the terms of the agreement with the property owner, the Trust's $3 million investment is to be repaid with interest at 11% per annum from cash flow after operating expenses. The remaining $5.5 million balance of the Note plus accrued interest may be satisfied by payment of 50% of all funds available after property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Trust intends to refinance the property in 1998 for an amount substantially in excess of its investment.

The Trust and CMET were partners in Income Special Associates ("ISA"), a general partnership in which the Trust had a 40% interest in earnings, losses, and distributions. ISA in turn owned a 100% interest in Indcon, L.P. ("Indcon"), which owned four industrial warehouses at December 31, 1997. During the first half of 1996, Indcon sold 27 warehouses for $41.2 million, receiving net cash proceeds of $16.8 million, after the payoff of the existing $23.5 million mortgage loan and related closing costs. Indcon distributed $6.8 million to the Trust as its proportionate share of the sale proceeds plus an allowance for brokerage commissions. In November 1997, the Trust sold its interest in the partnership to CMET for $1.6 million in cash.

During 1997, the Trust acquired interests in five partnerships in exchange for capital contributions totaling $1.6 million. Four of the partnerships are each constructing a luxury apartment complex for a total of 1,062 units. The fifth partnership purchased two operating properties with a total of 182 units in December 1997. The Trust also made aggregate advances to these partnerships of $8.4 million. The advances bear interest at market rates and are to be repaid out of the first funds available to the respective partnership.

Also, during 1997, the Trust made investments in marketable equity securities of unaffiliated real estate companies of $2.5 million. During this same period, the Trust sold $2.6 million in marketable equity securities and realized gains on these sales totaling $698,000. As of December 31, 1997, there were unrealized gains on the remaining investments of $133,000.

During the fourth quarter of 1997, the Trust advanced $696,000 to National Omni Associates, L.P., ("Omni") in exchange for a 46% interest in the partnership. In January and February 1998, the Trust advanced an additional $4.6 million to the partnership. In February 1998, Omni purchased 5600 Collins Avenue, a 289-unit luxury high rise apartment building in Miami Beach, Florida, for $32 million. $26 million of the purchase price was financed through first and second lien mortgage debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Financing Activities

During 1997, the Trust obtained first and interim mortgage financing (including advances under line of credit facilities) totaling $77.3 million secured by 15 properties and received $38.5 million of net cash proceeds after the payoff of $32.9 million in existing mortgage debt on such properties, establishing required escrows, and paying associated closing costs. In addition, the Trust paid off a $1.3 million mortgage loan secured by Southgate Shopping Center, scheduled to mature in 2003, for $850,000. In connection with the payoff, the Trust recognized a $431,000 extraordinary gain on forgiveness of debt. The Trust also made $2.5 million of other principal payments in 1997.

During 1996, the Trust obtained first mortgage financing totaling $34.3 million secured by nine Trust properties and received net cash proceeds of $7.3 million after the payoff of $24.4 million in existing mortgage debt on such properties, establishing required escrows, and paying associated closing costs. The Trust also paid off mortgage loans scheduled to mature in 1996 totaling $689,000 and made $3.4 million of other principal payments.

During 1995, the Trust obtained $18 million in first mortgage financing on five Trust properties and received net cash proceeds of $4.5 million after the payoff of $12.2 million in existing mortgage debt. The Trust also obtained short term financing totaling $5.5 million, $2.5 million of which was paid off in 1996, which was used to facilitate the payoff of three mortgage loans totaling $6.4 million. Additionally, in September 1995, the Trust paid $2.4 million in satisfaction of the note payable which financed the acquisition of the 801 Pennsylvania Avenue investment. The Trust also extended or paid off mortgage loans scheduled to mature in 1995 totaling $5 million and made other principal payments totaling $2.3 million.

Mortgage principal payments totaling $16.2 million are due in 1998, including $14.1 million of balloon payments. The Trust intends to either pay off the maturing mortgages or extend the due dates while seeking to obtain long term refinancing. However, while management is confident of its ability to acquire financing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

Based on the performance of the Trust's properties, the Trust's Board of Trustees (the "Board") voted in July 1993 to resume the payment of regular quarterly cash distributions to shareholders. Cash distributions paid to shareholders totaled $2.5 million, $2.7 million, and $2.1 million in 1995, 1996, and 1997, respectively. The Trust also paid 10% share distributions in September of each of 1995, 1996, and 1997.

During 1995, 1996, and 1997, the Trust repurchased 123,500, 285,189, and 48,472, of its shares of beneficial interest at a cost of $1.4 million, $3.7 million, and $748,000, respectively. During 1996, the Board authorized the Trust to repurchase up to an additional 281,592 shares of beneficial interest, of which 216,363 were purchased during 1996 and 1997.

Two partnerships in which the Trust holds interests obtained first mortgage financing during 1995. The Trust received distributions totaling $3 million representing its share of the net refinancing proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

1997 COMPARED TO 1996. The Trust reported net income of $5.6 million for the year ended December 31, 1997, compared to $4.9 million for the year ended December 31, 1996. The improvement in operating results is primarily related to increased net rental income as discussed below. Other components of this change are discussed in the following paragraphs.

Net rental income increased from $19.4 million for the year ended December 31, 1996, to $22.1 million for the corresponding period in 1997.

      Multifamily Properties

      The Trust's multifamily portfolio, which represented 79% of the Trust's real estate and included 7,987 operating apartments at December 31, 1997, reported an increase in net rental income of $3.5 million, or 24%, for the year ended December 31, 1997, compared to the corresponding period in 1996. Of this increase, $1.3 million is related to properties acquired in 1996 and 1997. A decrease of $511,000 resulted from the sale of three multifamily properties in 1997. The portfolio of 30 apartment properties with 5,935 units owned for all of 1996 and 1997 generated an increase of $2.7 million, or 21%. Net rental income as a percentage of rental revenue for the 5,935 units increased from 38% to 44%. Rental revenue for the same store multifamily properties increased $1.6 million, or 5%, chiefly due to higher rental rates at certain properties. Average monthly rental revenue per unit for the same store properties increased 5% from $474 to $496. Property operating expenses on a same store basis decreased $1.1 million, or 5%, $957,000 of which is due to a decrease in replacements resulting from the change in accounting pursuant to which the Trust began capitalizing carpet, appliances, and heating, ventilation, and air conditioning replacements in 1997. See discussion below under "Implementation of Change in Accounting Estimate." Overall occupancy levels for multifamily properties held in both years increased slightly in 1997 compared to 1996.

      Commercial Properties

      The Trust's commercial portfolio included 1.6 million square feet at December 31, 1997. An increase in net rental income of $112,000 resulted from the addition of Jackson Square and Mariner Plaza Shopping Centers, acquired in January 1996 and August 1997, respectively. A decrease of $1.2 million resulted from the sale of Century Centre in September 1996. Commercial properties held in both years reported an overall increase in net rental income of $598,000 principally due to higher rents coupled with lower economic vacancies resulting from improved overall physical occupancy levels.

Equity in income of partnerships was $643,000 for the year ended December 31, 1997, compared to $1.5 million for the corresponding period in 1996. This decrease was primarily due to 1996 income related to the distribution of financing proceeds by Sacramento Nine ("SAC 9") and English Village in excess of the Trust's investments in those partnerships.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest expense was $12.6 million for the year ended December 31, 1997, compared to $12 million for the year ended December 31, 1996. An increase of $1.1 million resulted from interest on mortgage loans obtained or assumed in connection with 1996 and 1997 property acquisitions. In addition, long term and interim first mortgage financing, including advances under line of credit facilities, obtained on existing properties during 1996 and 1997 increased mortgage loans by $35.8 million and the related interest expense by $1.7 million for this period. A $1.4 million decrease resulted from the sale of four properties during 1996 and 1997. The remaining decrease is due to interest capitalized to the carrying values of unencumbered development properties during 1996 and 1997.

Depreciation expense increased from $5.4 million for the year ended December 31, 1996, to $7 million for the corresponding period in 1997 due to additional depreciation associated with the 1996 and 1997 property acquisitions and capital improvements to its existing real estate between 1995 and 1997.

Advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon"), were $1.4 million in 1997 and $1.1 million in 1996. The advisory fee is an incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board and shareholders. Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, increased from $5.6 million for the year ended December 31, 1996, to $8.5 million for the year ended December 31, 1997. However, for purposes of calculating the advisory fee, the effect of the accounting change is excluded from FFO. See ITEM 6. "SELECTED FINANCIAL DATA" for the calculation and definition of FFO.

During 1997, the Trust recognized gains totaling $4.4 million on the sale of Plaza Hills Apartments, Huntington Green Apartments, and Pheasant Pointe Apartments and a $54,000 loss related to the sale of a warehouse owned by Indcon, in which the Trust held an effective 40% interest until November 1997.

During 1997, the Trust recognized gains totaling $698,000 related to the sale of investments in marketable equity securities and a gain of $215,000 on the sale of the Trust's investment in Indcon.

1997 extraordinary items include an extraordinary gain on debt forgiveness of $431,000 in connection with the discounted payoff of the mortgage loan secured by Southgate Shopping Center and prepayment penalties and the write-off of deferred financing expenses totaling $370,000 in connection with certain 1997 refinancings.

1996 COMPARED TO 1995. The Trust reported net income of $4.9 million for the year ended December 31, 1996, compared to $708,000 for the year ended December 31, 1995. The primary reason for the improvement in operating results is the $3.7 million gain on the sale of Century Centre in September 1996. The other underlying components of the change in the Trust's results of operations are discussed in the following paragraphs.

Net rental income increased from $18.1 million for the year ended December 31, 1995, to $19.4 million for the corresponding period in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

      Multifamily Properties

      The Trust's multifamily portfolio, which represented 75% of the Trust's real estate and included 7,078 operating units at December 31, 1996, reported an increase in net rental income of $1.2 million, or 9%, for the year ended December 31, 1996, as compared to the corresponding period in 1995, primarily due to properties acquired after 1994. Net rental income for multifamily properties held in both years remained relatively stable. Increased rental revenue from higher rental rates was offset by increased operating expenses related to the Trust's continued efforts to improve its properties. Overall, both physical and economic occupancy levels increased slightly for multifamily properties held in both years.

      Commercial Properties

      The Trust's commercial portfolio included 1.6 million square feet at December 31, 1996. An increase in net rental income of $206,000 resulted from the addition of Jackson Square Shopping Center, acquired through a deed in lieu of foreclosure in January 1996. A decrease of $549,000 resulted from the sale of two commercial properties in 1995 and 1996. Century Centre, which was sold in September 1996, generated net rental income of $1.2 million in 1996 prior to its sale and $1.6 million in 1995. Commercial properties held in both years reported an overall increase in net rental income of $459,000, principally due to lower vacancies.

Interest revenue decreased from $1.1 million for the year ended December 31, 1995, to $631,000 for the corresponding period in 1996. This decrease resulted from the payoff of the Greentree mortgage note receivable in September 1995 and the acquisition of Jackson Square Shopping Center through deed in lieu of foreclosure in January 1996.

Equity in income of partnerships was $1.5 million for the year ended December 31, 1996, compared to $770,000 for the corresponding period in 1995. This increase was primarily due to distribution of financing proceeds by SAC 9 and English Village in excess of the Trust's investments in those partnerships.

Interest expense was $12 million for the year ended December 31, 1996, as compared to $12.3 million for the year ended December 31, 1995. An increase of $302,000 resulted from interest on mortgage loans obtained or assumed in connection with 1995 and 1996 property acquisitions. In addition, long term and interim first mortgage financing obtained during 1995 and 1996 increased mortgage loans by $14.2 million and the related interest expense by $459,000 for this period. Decreases totaling $1.2 million resulted from the sale of two commercial properties in 1995 and 1996 and interest capitalized to the carrying values of unencumbered development properties during 1995 and 1996.

Depreciation expense decreased from $6 million for the year ended December 31, 1995, to $5.4 million for the corresponding period in 1996. Effective January 1, 1996, the Trust's adopted Statement of Financial Accounting Standards ("SFAS") No. 121, which required the Trust to cease depreciation of its real estate held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Advisory fees to Tarragon were $1.1 million in 1996 and $1 million in 1995. The advisory fee is an incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board and shareholders. Prior to April 1995, the advisory agreement also called for a $100,000 annual base fee. FFO decreased from $6.3 million for the year ended December 31, 1995, to $5.6 million for the year ended December 31, 1996. See
ITEM 6. "SELECTED FINANCIAL DATA" for the calculation and definition of FFO.

In September 1996, the Trust recorded a $300,000 provision for loss to reduce the carrying value of Mariposa Manor Apartments to its then estimated fair value.

During 1995, the Trust recorded a provision for loss credit of $425,000. This credit was comprised of a provision for loss of $275,000 to reduce the net carrying value of K-Mart Shopping Center in Kansas City, Missouri, to its net sale proceeds and a reversal of a previously provided allowance for estimated loss of $700,000 against Pepperkorn Office Building which was determined to no longer be necessary after litigation involving the property was decided in favor of the Trust.

In addition to the $3.7 million gain on the sale of Century Centre discussed previously, during 1996, the Trust reported a gain of $22,000 on the sale of real estate related to the sale of 27 Indcon warehouses and a $451,000 gain due to Indcon's insurance settlement received as a result of the warehouse fire in September 1995. During 1995, the Trust reported a gain of $412,000 on the sale of shares of beneficial interest of CMET and gains totaling $533,000 on sales of portions of Lake Highlands land.

Implementation of Change in Accounting Estimate

Effective January 1, 1997, the Trust implemented prospectively a change in accounting estimate whereby capital expenditures for carpet, appliances, and heating, ventilation, and air conditioning (HVAC) replacements are capitalized rather than expensed. The Trust believes that capitalizing these expenditures and depreciating them over lives ranging from three to five years more appropriately reflects the timing of the economic benefits to be received from these expenditures. Additionally, the Trust believes this treatment is consistent with policies currently being used by a majority of other REITs. However, comparability of FFO between REITs is affected by the method of accounting for these items. For the year ended December 31, 1997, the effect of this change in accounting estimate was to decrease property operating expenses and increase net income by $957,000. Had the Trust implemented this change on January 1, 1995, property operating expenses for the years ended December 31, 1995 and 1996, would have been reduced by $1 million and $1.1 million, respectively. This change has no effect on the advisory fee as Tarragon waived any fee resulting from this change in accounting estimate.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (Continued)

Implementation of Change in Accounting Estimate (Continued)

For the year ended December 31, 1997, capitalized expenditures for these items resulting from the change in accounting estimate were as follows:

Carpet......................................        $    561
Appliances..................................             143
HVAC replacements...........................             253
                                                    --------
                                                    $    957
                                                    ========

Allowance for Estimated Losses and Provisions for Losses

The Trust's management periodically evaluates the carrying values of the Trust's properties held for sale. Generally accepted accounting principles require that the carrying value of or a property held for sale cannot exceed the lower of its cost or its estimated fair value less estimated costs to sell. In those instances in which estimates of fair value less estimated selling costs are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future evaluations could cause the Trust's management to adjust current estimates of fair value.

The Trust's management also evaluates the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This evaluation generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this evaluation, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds its estimated fair value.

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

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, financial position, or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Matters

For the years ended December 31, 1997, 1996, and 1995, the Trust elected, and in the opinion of the Trust's management qualified, to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Trust's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Trust has initiated an assessment to determine the extent to which the Trust is vulnerable to Year 2000 Issues. Management does not anticipate a material impact on the Trust's business, financial position, or results of operations from the Year 2000 Issue.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 - "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Trust will adopt this statement, as required, on January 1, 1998, and expects the only effect of adoption to be reporting of comprehensive income in the Consolidated Statements of Operations.

Also in June 1997, the FASB issued SFAS No. 131 - "Disclosures About Segments of an Enterprise and Related Information," which supersedes SFAS No. 14 - "Financial Reporting for Segments of a Business Enterprise," SFAS No. 18 - "Financial Reporting for Segments of a Business Enterprise - Interim Financial Statements," SFAS No. 24 - "Reporting Segment Information in Financial Statements that are Presented in Another Enterprise's Financial Report," and SFAS No. 30 - "Disclosure of Information About Major Customers." This statement is effective for financial statements for periods beginning after December 15, 1997. The Trust's management has not fully evaluated the effects of implementing this statement but expects the Company's current financial statement disclosures will not be affected.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Possible Consolidation with Tarragon Realty Investors, Inc.

On February 19, 1998, the Trust and Tarragon Realty Investors, Inc., ("TRI") jointly announced the agreement of their respective boards to form a single consolidated entity with TRI, for convenience, as the survivor. The surviving consolidated entity is intended to operate as a self-administered REIT. The consolidation transaction will be submitted to shareholders of each of the Trust and TRI for approval at special meetings to be held during 1998. Under the proposed agreement, each shareholder of the Trust will receive 1.97 shares of TRI common stock for each share of beneficial interest of the Trust held. TRI, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $37 million as of December 31, 1997. Upon the approval and consummation of the consolidation transaction by the respective shareholders of each entity, TRI will acquire Tarragon, the Trust's advisor since April 1, 1994, and TRI's advisor since March 1, 1994, for 100,000 shares of common stock of TRI and options to acquire additional shares of common stock of TRI at prices ranging between $13 and $16 per share. The resulting consolidated enterprise with TRI as the survivor will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidation transaction will be accounted for as a reverse acquisition of TRI by the Trust.

William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, also serves as Director and Chief Executive Officer of Tarragon and as Director, President, and Chief Executive Officer of TRI. Tarragon is owned by Mr. Friedman and his wife, Lucy N. Friedman. The Friedman family also owns approximately 30% of the outstanding shares of common stock of TRI and approximately 33% of the outstanding shares of beneficial interest of the Trust.

Risks Associated with Forward-Looking Statements Included in this Form 10-K

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures on Trust properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Trust. Although the Trust believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Trust or any other person that the objectives and plans of the Trust will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Trust at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
Reports of Independent Public Accountants............................    32

Consolidated Balance Sheets -
  December 31, 1997 and 1996.........................................    33

Consolidated Statements of Operations -
  Years Ended December 31, 1997, 1996, and 1995......................    34

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1997, 1996, and 1995......................    35

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1997, 1996, and 1995......................    36

Notes to Consolidated Financial Statements...........................    39

Schedule III - Real Estate and Accumulated  Depreciation.............    62








All other schedules are omitted because they are not required or are not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Trustees of National Income Realty Trust


We have audited the accompanying consolidated balance sheets of National Income Realty Trust and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Income Realty Trust and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule III is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                Arthur Andersen LLP

Dallas, Texas
March 27, 1998

                          NATIONAL INCOME REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS



                                                                         December 31,
                                                                  ------------------------
                                                                     1997           1996
                                                                  ---------      ---------
         Assets                                                    (dollars in thousands)
Real estate held for sale (net of accumulated depreciation
  of $593 in 1997 and $397 in 1996) .........................     $   5,123      $  12,198
Less - allowance for estimated losses .......................        (1,194)        (1,529)
                                                                  ---------      ---------
                                                                      3,929         10,669
Real estate held for investment (net of accumulated
  depreciation of $45,440 in 1997 and $41,854 in 1996) ......       230,007        183,053
Investments in partnerships .................................        13,839          4,739
Cash and cash equivalents ...................................         4,262          3,862
Restricted cash .............................................         4,300          2,850
Other assets, net (including $42 in 1997 and $30
  in 1996 due from affiliates) ..............................         9,303          6,168
                                                                  ---------      ---------
                                                                  $ 265,640      $ 211,341
                                                                  =========      =========


Liabilities and Shareholders' Equity

Liabilities
Notes and interest payable ..................................     $ 184,126      $ 134,270
Other liabilities (including $67 in 1997 and $10 in 1996
  due to affiliates) ........................................        10,423          8,008
                                                                  ---------      ---------
                                                                    194,549        142,278
Commitments and contingencies................................

Shareholders' equity
Shares of beneficial interest, no par value; authorized
  shares, unlimited; shares outstanding, 3,812,404 in 1997
  and 3,523,729 in 1996 (after deducting 896,962 shares in
  1997 and 767,294 shares in 1996 held in treasury) .........        11,446         10,579
Paid-in capital .............................................       281,638        277,795
Accumulated distributions in excess of
  accumulated earnings ......................................      (222,126)      (219,311)
Unrealized gains on marketable equity securities ............           133             --
                                                                  ---------      ---------
                                                                     71,091         69,063
                                                                  ---------      ---------
                                                                  $ 265,640      $ 211,341
                                                                  =========      =========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Years Ended December 31,
                                                                  -------------------------------------------
                                                                      1997            1996            1995
                                                                  -----------     -----------     -----------
                                                                 (dollars in thousands, except per share data)
Revenue
  Rentals ...................................................     $    50,745     $    47,831     $    43,381
  Interest ..................................................             629             631           1,089
  Equity in income of partnerships ..........................             643           1,500             770
                                                                  -----------     -----------     -----------
                                                                       52,017          49,962          45,240
Expenses
  Property operations (including $1,649 in 1997,
   $1,014 in 1996, and $330 in 1995 to affiliates) ..........          28,596          28,411          25,279
  Interest ..................................................          12,602          12,042          12,306
  Depreciation ..............................................           7,022           5,374           5,959
  Advisory fee to affiliate .................................           1,438           1,117           1,037
  General and administrative (including $1,411 in 1997,
   $1,176 in 1996, and $960 in 1995 to affiliates) ..........           2,091           1,932           2,058
  Provision for losses ......................................              --             300            (425)
                                                                  -----------     -----------     -----------
                                                                       51,749          49,176          46,214
                                                                  -----------     -----------     -----------
Income (loss) before net gain on sale of real estate, gain
  on sale of investments, gain on insurance settlement,
  and extraordinary gain ....................................             268             786            (974)
Net gain on sale of real estate .............................           4,350           3,700             533
Gain on sale of investments .................................             913              --             412
Gain on insurance settlement ................................              --             451              --
                                                                  -----------     -----------     -----------
Income (loss) from continuing operations ....................           5,531           4,937             (29)
Extraordinary gain ..........................................              61              --             737
                                                                  -----------     -----------     -----------
Net income ..................................................     $     5,592     $     4,937     $       708
                                                                  ===========     ===========     ===========

Earnings per share
Income (loss) from continuing operations ....................     $      1.44     $      1.21     $      (.01)
Extraordinary gain ..........................................             .02              --             .18
                                                                  -----------     -----------     -----------
Net income ..................................................     $      1.46     $      1.21     $       .17
                                                                  ===========     ===========     ===========
Weighted average shares of beneficial interest
  used in computing earnings per share ......................       3,832,535       4,070,183       4,101,453
                                                                  ===========     ===========     ===========

Earnings per share - assuming dilution
Income from continuing operations ...........................     $      1.43     $      1.21     $      (.01)
Extraordinary gain ..........................................             .01              --             .18
                                                                  -----------     -----------     -----------
Net income ..................................................     $      1.44     $      1.21     $       .17
                                                                  ===========     ===========     ===========
Weighted average shares of beneficial interest used
  in computing earnings per share - assuming dilution .......       3,871,248       4,088,382       4,101,961
                                                                  ===========     ===========     ===========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Accumulated     Unrealized
                                                                                         Distributions    Gains on
                                                      Shares of                          in Excess of    Marketable
                                                Beneficial Interest         Paid-in       Accumulated      Equity      Shareholders'
                                                Shares        Amount        Capital        Earnings       Securities     Equity
                                              -----------   -----------    -----------    -----------    -----------   ------------
                                                                           (dollars in thousands)
Balance, December 31, 1994 ..................   3,216,267   $     9,657    $   275,178    $  (211,887)   $       412    $    73,360
Repurchase of shares of beneficial interest .    (123,500)         (370)        (1,069)            --             --         (1,439)
Cash distributions ($0.62 per share) ........          --            --             --         (2,590)            --         (2,590)
Share distributions .........................     297,960           894          2,607         (3,501)            --             --
Realized gains on marketable equity
   securities ...............................          --            --             --             --           (412)          (412)
Net income ..................................          --            --             --            708             --            708
                                              -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1995 ..................   3,390,727        10,181        276,716       (217,270)            --         69,627

Repurchase of shares of beneficial interest .    (285,189)         (856)        (2,812)            --             --         (3,668)
Conversion of convertible subordinated
   debenture ................................      93,076           279            721             --             --          1,000
Cash distributions ($0.69 per share) ........          --            --             --         (2,833)            --         (2,833)
Share distributions .........................     325,115           975          3,170         (4,145)            --             --
Net income ..................................          --            --             --          4,937             --          4,937
                                              -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1996 ..................   3,523,729        10,579        277,795       (219,311)            --         69,063

Repurchase of shares of beneficial interest .     (48,472)         (145)          (603)            --             --           (748)
Cash distributions ($0.74 per share) ........          --            --             --         (2,949)            --         (2,949)
Share distributions .........................     337,147         1,012          4,446         (5,458)            --             --
Unrealized gains on marketable equity
   securities ...............................          --            --             --             --            831            831
Realized gains on marketable equity
   securities ...............................          --            --             --             --           (698)          (698)
Net income ..................................          --            --             --          5,592             --          5,592
                                              -----------   -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997 ..................   3,812,404   $    11,446    $   281,638    $  (222,126)   $       133    $    71,091
                                              ===========   ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended December 31,
                                                                 -----------------------------------------
                                                                    1997           1996           1995
                                                                 -----------    -----------    -----------
                                                                           (dollars in thousands)
Cash Flows from Operating Activities
   Rentals collected .........................................   $    50,578    $    48,054    $    42,763
   Interest collected ........................................           634            553          1,062
   Interest paid .............................................       (11,564)       (11,336)       (12,638)
   Payments for property operations (including
     $1,649 in 1997, $1,014 in 1996, and $330
      in 1995 to affiliates) .................................       (29,886)       (28,752)       (25,179)
   General and administrative expenses paid
     (including $1,411 in 1997, $1,176 in 1996, and
     $960 in 1995 to affiliates) .............................        (2,134)        (2,117)        (2,179)
   Advisory fee paid to affiliate ............................        (1,452)        (1,168)        (1,022)
   Deferred borrowing costs paid .............................        (2,915)        (1,439)          (777)
                                                                 -----------    -----------    -----------

     Net cash provided by operating activities ...............         3,261          3,795          2,030
                                                                 -----------    -----------    -----------
Cash Flows from Investing Activities
   Acquisition of real estate ................................       (14,656)        (3,199)        (3,786)
   Proceeds from sale of real estate .........................         6,378          6,156          1,646
   Earnest money deposits paid ...............................          (245)            --             --
   Real estate improvements ..................................       (27,349)       (13,547)        (8,022)
   Collections on notes receivable ...........................           187          2,140          3,609
   Investments in marketable equity securities ...............        (2,462)            --             --
   Proceeds from sale of marketable equity securities ........         2,606             --            593
   Loans and advances to partnerships ........................        (9,133)            --             --
   Acquisition of partnership interest .......................           --              --           (462)
   Distributions from partnership's investing
     activities ..............................................           --           6,817             --
   Distribution of partnership's insurance settlement
     proceeds ................................................           --             760             --
   Proceeds from sale of partnership interest ................         1,600             --             --
   Net (contributions to) distributions from partnerships.....          (739)           437            986
                                                                 -----------    -----------    -----------

     Net cash (used in) investing activities .................       (43,813)          (436)        (5,436)
                                                                 -----------    -----------    -----------


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                        For the Years Ended December 31,
                                                                                   -----------------------------------------
                                                                                       1997           1996           1995
                                                                                   -----------    -----------    -----------
                                                                                             (dollars in thousands)
Cash Flows from Financing Activities
   Proceeds from borrowings ....................................................   $    79,477    $    34,323    $    23,500
   Payments on notes payable ...................................................       (36,034)       (28,500)       (23,571)
   Repair escrow (deposits) receipts, net ......................................          (847)          (292)         1,214
   Distributions to shareholders ...............................................        (2,105)        (2,731)        (2,486)
   Repurchase of shares of beneficial interest .................................          (748)        (3,668)        (1,439)
   Borrowings on margin account ................................................         1,209            280            785
   Advances from (repayment of advances from)
     affiliates ................................................................            --           (583)           583
   Distributions from partnerships' financing activities .......................            --             --          3,010
                                                                                   -----------    -----------    -----------
     Net cash provided by (used in) financing activities .......................        40,952         (1,171)         1,596
                                                                                   -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ...........................           400          2,188         (1,810)

Cash and cash equivalents, beginning of year ...................................         3,862          1,674          3,484
                                                                                   -----------    -----------    -----------

Cash and cash equivalents, end of year .........................................   $     4,262    $     3,862    $     1,674
                                                                                   ===========    ===========    ===========

Reconciliation of net income to net cash
  provided by operating activities
     Net income ................................................................   $     5,592    $     4,937    $       708
     Net gain on sale of real estate ...........................................        (4,350)        (3,700)          (533)
     Gain on sale of investments ...............................................          (913)            --           (412)
     Gain on insurance settlement ..............................................            --           (451)            --
     Extraordinary gain ........................................................           (61)            --           (737)
     Depreciation and amortization .............................................         7,938          6,333          6,499
     Provision for losses ......................................................            --            300           (425)
     Equity in (income) of partnerships ........................................          (643)        (1,500)          (770)
     Changes in other assets and other liabilities, net of
        effects of noncash investing and financing activities:
        (Increase) decrease in interest receivable .............................             5            (55)            (7)
        (Increase) in other assets .............................................        (6,608)        (2,665)        (1,962)
        Increase in other liabilities ..........................................         1,962            543            333
        Increase (decrease) in interest payable ................................           339             53           (664)
                                                                                   -----------    -----------    -----------

Net cash provided by operating activities ......................................   $     3,261    $     3,795    $     2,030
                                                                                   ===========    ===========    ===========





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                        For the Years Ended December 31,
                                                                                     -----------------------------------------
                                                                                         1997           1996           1995
                                                                                     -----------    -----------    -----------
                                                                                               (dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
   acquisition or foreclosure of real estate:
   Real estate ...................................................................   $    30,762    $    14,954    $    11,024
   Notes and interest receivable .................................................            --         (8,568)            --
   Allowance for estimated losses ................................................            --          3,000             --
   Other assets ..................................................................           416             44            525
   Notes and interest payable ....................................................       (15,756)        (6,157)        (7,556)
   Other liabilities .............................................................          (766)           (74)          (207)
                                                                                     -----------    -----------    -----------
     Cash paid ...................................................................   $    14,656    $     3,199    $     3,786
                                                                                     ===========    ===========    ===========

Assets disposed of and liabilities released in
   connection with the sale of real estate:
   Real estate ...................................................................   $     9,572    $    23,221    $     2,464
   Allowance for estimated losses ................................................            --             --           (275)
   Other assets ..................................................................            29            596             --
   Notes and interest payable ....................................................        (7,493)       (21,127)        (1,076)
   Other liabilities .............................................................          (134)          (212)            --
   Net gain on sale ..............................................................         4,404          3,678            533
                                                                                     -----------    -----------    -----------
     Cash received ...............................................................   $     6,378    $     6,156    $     1,646
                                                                                     ===========    ===========    ===========

   Mortgage debt released in connection with
     litigation settlement .......................................................   $        --    $        --    $     1,020

   Real estate written off pursuant to
     condemnation ................................................................   $     2,210    $        --    $        --

   Note payable written off pursuant to the
     condemnation of the collateral property .....................................   $     1,725    $        --    $        --

   Allowance for estimated losses charged off
     in connection with the write-off of real
     estate ......................................................................   $       485    $        --    $        --




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of National Income Realty Trust, subsidiaries, and the consolidated partnerships have been prepared in conformity with generally accepted accounting principles ("GAAP"), the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1995 and 1996 have been reclassified to conform to the 1997 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. National Income Realty Trust ("NIRT" or the "Trust") is a California business trust organized on October 31, 1978. The Trust was formed to invest in real estate, including commercial and multifamily properties.

Basis of consolidation. The Consolidated Financial Statements include the accounts of NIRT, its subsidiaries, and partnerships which it controls. All significant intercompany transactions and balances have been eliminated.

Real estate and depreciation. Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell. Real estate held for investment is carried at cost unless an impairment is determined to exist, as discussed below. Impaired properties are written down to their estimated fair values. Foreclosed real estate is initially recorded at new cost, defined as the lower of the Trust's note receivable carrying amount or the fair value of the collateral property less estimated costs of sale. The Trust capitalizes property improvements and major rehabilitation projects which increase the value of the respective property and have useful lives greater than one year, except for individual expenditures less than $10,000 which are not part of a planned renovation project. Under this policy, during 1997, expenditures of $27.9 million were capitalized, including $10 million related to the redevelopment of The Vistas at Lake Worth, and property replacements of $2.1 million were expensed. Property replacements include, but are not limited to, such items as landscaping, exterior painting, and parking lot improvements. Depreciation is provided against real estate held for investment by the straight-line method over the estimated useful lives of the assets, which range from three to 40 years.

The Trust capitalizes interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing. The Trust also capitalizes property taxes and insurance costs during the construction period. Interest, property taxes, and insurance expenditures of $945,000 and $693,000 were capitalized during 1997 and 1996, respectively.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 1997, the Trust implemented prospectively a change in accounting estimate whereby capital expenditures for carpet, appliances, and heating, ventilation, and air conditioning (HVAC) replacements are capitalized rather than expensed. The Trust believes that capitalizing these expenditures and depreciating them over lives ranging from three to five years more appropriately reflects the timing of the economic benefits to be received from these expenditures. Additionally, the Trust believes this treatment is consistent with policies currently being used by other real estate investment trusts. This change has no effect on the advisory fee as Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since April 1, 1994, waived any fee resulting from this change in accounting estimate.

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

At least annually, all properties held for sale are reviewed by the Trust's management, and a determination is made if the held for sale classification remains appropriate. Following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) the property has been held for at least one year; (ii) Trust management has no intent to dispose of the property within the next twelve months; (iii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986 (the "Code"); (iv) property improvements have been funded; and (v) the Trust's financial resources are such that the property can be held long-term.

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

                         NATIONAL INCOME REALTY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other assets. Other assets consist primarily of notes and interest receivable, marketable equity securities, tenant accounts receivable, deferred borrowing costs, and prepaid leasing commissions. Marketable equity securities are considered to be available-for-sale and are carried at fair value, defined as year end closing market value. Net unrealized holding gains and losses are reported as a separate component of shareholders' equity. Deferred borrowing costs are amortized on the straight-line method (which approximates the effective interest method) over the related loans terms, and such amortization is included in interest expense. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms.

Revenue recognition on the sale of real estate. Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66. - "Accounting for Sales of Real Estate." Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing methods, whichever is appropriate.

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

Earnings per share. Net income per share of beneficial interest (the "Shares" and each a "Share") is computed based upon the weighted average number of Shares outstanding during each year. Share and per share data have been restated to give effect to 10% share distributions paid in September 1996 and September 1997.

On December 31, 1997, the Trust adopted SFAS No. 128 - "Reporting Earnings Per Share," which superseded the Accounting Principles Board's Opinion No. 15 ("APB No. 15") "Earnings Per Share." This statement requires business enterprises with other than simple capital structures to report both basic and diluted earnings per share for each period for which a statement of operations is presented. There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoption.

Fair value of financial instruments. SFAS No. 107 - "Disclosures About Fair Value of Financial Instruments" requires the Trust to disclose the estimated fair values of its financial instrument assets and liabilities.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997 and 1996. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimated fair values presented do not purport to present amounts to be ultimately realized or paid by the Trust, which may vary significantly from the estimated fair values presented. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of December 31, 1997 and 1996, the Trust's management estimates that the carrying amounts approximate fair value for cash and cash equivalents and restricted cash because of the short maturities of those instruments. In addition, the carrying amounts of notes receivable and other liabilities approximate fair value. The fair values of the Trust's notes payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities.

Share option plans. On January 1, 1996, the Trust adopted SFAS No. 123 - "Accounting and Disclosure of Stock-Based Compensation," which requires disclosures based on the fair values of share options at the date of grant. There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoption. The Trust will continue to measure any compensation costs associated with the issue of share options using the guidance provided by APB No. 25. Under APB No. 25, compensation costs related to share options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the shares at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. All share options issued to date by the Trust have exercise prices equal to the market price of the shares at the dates of grant. See NOTE 9. "SHARE OPTIONS."

NOTE 2.  ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES

Activity in the allowance for estimated losses was as follows:

                                                        1997             1996
                                                       -------          -------
Balance January 1 ............................         $ 1,529          $ 4,529
Reclassified from other assets ...............             150               --
Amounts charged off ..........................            (485)          (3,000)
                                                       -------          -------

Balance December 31 ..........................         $ 1,194          $ 1,529
                                                       =======          =======

Amounts charged off in 1997 related to the write-off of K-Mart Shopping Center in Indianapolis, Indiana, in March 1997.

Amounts charged off in 1996 relate to the acquisition of Jackson Square Shopping Center through deed in lieu of foreclosure in January 1996.

Additionally, during 1996, the Trust recorded a provision for loss of $300,000 to write down Mariposa Manor Apartments to its then estimated fair value.

In 1995, the Trust recorded a provision for loss credit of $425,000 comprised of the reversal of a $700,000 allowance provided in 1993 against Pepperkorn Office Building and a provision of $275,000 to reduce the carrying value of K-Mart Shopping Center in Kansas City, Missouri, to the net sale proceeds received in July 1995. For further discussion of these transactions, see NOTE 3. "REAL ESTATE AND DEPRECIATION."

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  REAL ESTATE AND DEPRECIATION

During 1997, 1996, and 1995, the Trust purchased 13 multifamily properties comprising 1,991 units and one 52,288 square foot shopping center as presented below. In connection with these acquisitions the Trust paid Tarragon real estate acquisition fees totaling $538,000. These properties are located in the same geographical areas where the Trust currently operates and were acquired in separate transactions from unaffiliated sellers.


                                                                                                         Cost of Acquisition
                                                                 Date                    Square       --------------------------
                 Property               Location               Acquired      Units       Footage        Cash              Debt
             -----------------        ------------            ----------    -------     ---------     ----------       ---------
           1997 Acquisitions:

           Morningside                Jacksonville, FL           Feb-97          112       89,200     $      521       $   1,641
           Newport                    Plantation, FL             Jun-97          152      139,364          1,526           5,058
           Fountainhead               Kissimmee, FL              Jun-97          184      172,578          7,690              --
           Courtyard at the Park      Miami, FL                  Jul-97          127      117,250            728           2,973
           Mariner Plaza              Tallahassee, FL            Aug-97           --       52,288          1,458              --
           Landmark                   Tallahassee, FL            Oct-97          128      113,720          1,822              --
                                                                            --------   ----------     ----------       ---------
                                                                                 703      684,400         13,745           9,672
                                                                            --------   ----------     ----------       ---------

           1996 Acquisitions:

           Woodbrier                   Oklahoma City, OK         Apr-96          128      114,900          1,277           1,230
           River City Landing          Jacksonville, FL          Jun-96          352      356,800          1,922           4,930
                                                                            --------   ----------     ----------       ---------
                                                                                 480      471,700          3,199           6,160
                                                                            --------   ----------     ----------       ---------

           1995 Acquisitions:

           Park Place                 Los Angeles, CA             Feb-95          39       15,640            380              --
           Marina Park                North Miami, FL             Apr-95          90       86,850            993           2,500
           Mustang Creek              Arlington, TX               May-95         120      167,880            830           2,680
           Park Norton                Los Angeles, CA             Jun-95          55       25,208            154             564
           The Regent                 Jacksonville, FL            Sep-95         304      288,320          1,480              --
           Meadowbrook                Baton Rouge, LA             Oct-95         200      127,524             --           1,813
                                                                            --------   ----------     ----------       ---------
                                                                                 808      711,422          3,837           7,557
                                                                            --------   ----------     ----------       ---------
                                                                               1,991    1,867,522     $   20,781       $  23,389
                                                                            ========   ==========     ==========       =========

In connection with obtaining the acquisition financing of $2.7 million and $564,000, respectively, for Mustang Creek and Park Norton in 1995, the Trust paid Tarragon mortgage brokerage fees totaling $32,440. Also, in connection with the acquisition of River City Landing in 1996, the seller paid Mr. Bruce A. Schnitz, Chief Operating Officer of the Trust and Tarragon, a commission of $82,563 pursuant to a brokerage agreement entered into prior to Mr. Schnitz's affiliation with Tarragon and the Trust.

The Trust also added 300 units to its multifamily portfolio in July 1997 when it acquired an additional 40% interest in English Village Partners, L.P., for $1 million. As the Trust now holds a 90% interest in the partnership, the operations of English Village Apartments, located in Memphis, Tennessee, and subject to a $6.1 million mortgage, have been consolidated since July 1997.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

The Trust sold Plaza Hills Apartments in Kansas City, Missouri, Huntington Green Apartments in Philadelphia, Pennsylvania, and Pheasant Pointe Apartments in Sacramento, California, during 1997 for an aggregate sale price of $14 million, receiving net cash proceeds of $6.4 million and recognizing gains on the sales totaling $4.4 million.

In November 1995, the City of Indianapolis, Indiana, (the "City") initiated condemnation proceedings against the Trust's K-Mart Shopping Center acquired through a deed in lieu of foreclosure in December 1994. The shopping center was vacant at the time the Trust acquired it, although leased to K-Mart under a net lease expiring in 1999. The lease was assigned by K-Mart to the City in September 1995. In March 1996, the Trust ceased payments on the $1.7 million non-recourse mortgage loan secured by the shopping center. In March 1997, the Trust wrote off the property and related debt, as the mortgage is now secured by the condemnation award. No loss was recognized in excess of amounts previously provided.

In October 1995, the Trust and the borrower on an $8.6 million first mortgage receivable, which matured in December 1995, negotiated a settlement of the outstanding balance whereby the borrower agreed to relinquish the collateral property, Jackson Square Shopping Center, a 342,000 square foot property in Jackson, Mississippi, through a deed in lieu of foreclosure. The Trust took possession of the property in January 1996. As the estimated fair value of the property exceeded the Trust's net carrying value of the mortgage loan, the Trust recognized no loss in excess of amounts previously provided.

The Trust is in the final stages of reconstructing and expanding The Vistas at Lake Worth in Fort Worth, Texas, to 265 apartment units at a cost of approximately $14.3 million, $13 million of which had been expended as of December 31, 1997. Operations began at the property in December 1997, and redevelopment was completed in March 1998.

In September 1996, the Trust sold Century Centre II Office Building for $28.2 million in cash. After closing costs, prorations, and the payoff of the $21 million mortgage secured by the property, the Trust received net cash proceeds of $6.2 million. In connection with this transaction, the Trust recognized a gain of $3.7 million.

During 1995, the Trust sold portions of Lake Highlands land in Dallas, Texas, for $885,000 in cash. Net cash proceeds were $790,000 after closing costs. The Trust recorded gains of $533,000 from the sales.

In July 1995, the Trust purchased a tract of land adjacent to its K-Mart Shopping Center in Kansas City, Missouri, for $125,000 and simultaneously sold the K-Mart Shopping Center and the tract of land, keeping a portion of the undeveloped land, for $1.8 million, including a $414,000 lease termination payment from K-Mart. After the first lien payoff of $1.1 million and other related closing costs, net cash proceeds to the Trust were $856,000. In June 1995, the Trust recorded a provision for loss of $275,000 to account for the excess carrying value of the property over the related sale price.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

The Trust purchased Pepperkorn Office Building located in Manitowoc, Wisconsin, ("Pepperkorn") in July 1991 for $1.1 million, paying $130,000 in cash and financing the remainder through a $1 million promissory note. Concurrently with the acquisition, the former owner and primary tenant (the "Seller") signed a lease at another one of the Trust's properties, Lakeview Mall, also located in Manitowoc, Wisconsin. In 1993, the State of Wisconsin commenced eminent domain proceedings to acquire Pepperkorn, and the Trust recorded a provision for loss of $700,000, equal to the amount by which the carrying value of the property exceeded the proposed condemnation award. In May 1995, the court ordered the $1 million promissory note executed by the Trust rescinded and found certain provisions of the Seller's lease at Lakeview Mall were unenforceable. Accordingly, the note balance was offset against the carrying value of the property, the net rent receivable, and the condemnation award. As a result, the Trust reversed the $700,000 allowance during the second quarter of 1995 with a corresponding credit to earnings. The Trust collected the $232,000 condemnation award in 1997.

Results of operations for real estate held for sale for the years ended December 31, 1997, 1996, and 1995, were $192,000, $323,000, and $114,000, respectively.
Operations for these properties include rental revenue, property operating expenses, interest expense, and, prior to January 1, 1996, depreciation expense. For a listing of properties held for sale, see Schedule III.

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships consisted of the following at December 31:

                                                                   1997        1996
                                                                ---------   ---------
Sacramento Nine ("SAC 9")  ..................................   $     557   $     469
Income Special Associates ("ISA")  ..........................          --       1,508
Ansonia Apartments, L.P. ("Ansonia") ........................         970          --
Danforth National Apartments, Ltd. ("Danforth") .............       2,892          --
801 Pennsylvania Avenue .....................................       2,936       2,762
National Omni Associates, L.P. ("Omni") .....................         721          --
RI Windsor, Ltd. ("Windsor") ................................       2,697          --
RI Panama City, Ltd. ("Panama") .............................       1,677          --
Tarragon Savannah, L.P. ("Savannah") ........................       1,389          --
                                                                ---------   ---------
                                                                $  13,839   $   4,739
                                                                =========   =========

In January 1997, in exchange for a capital contribution of $214,000, which was matched by the other partners, the Trust received a 1% general partner interest and a 49% limited partner interest in Windsor, a limited partnership formed to construct a 324-unit luxury apartment complex to be known as The Mayfaire at Windsor Parke in Jacksonville, Florida, at an estimated cost of $16 million. Initial operations began at the property in August 1997, and the property was completed in the first quarter of 1998. The partnership obtained a $16 million construction loan to finance the construction. The Trust has also loaned the partnership $2.5 million which is to be repaid following completion and lease-up of the property. Until lease-up of the property, the construction loan is guaranteed by the other general partner. As the Trust holds a non-controlling interest, it accounts for its investment in the partnership using the equity method.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

The bulk of the proceeds for the Trust's loan to the partnership were obtained from a $2.2 million loan secured by 352,000 of the Trust's shares of beneficial interest. The lender has no voting rights with and does not receive cash distributions on these shares, which are unregistered. Therefore, these shares are not included with outstanding shares in the accompanying December 31, 1997, Consolidated Balance Sheet and the Consolidated Statement of Shareholders' Equity for the year ended December 31, 1997. The loan matures in January 2000; however, the Trust intends to repay the loan prior to December 1998 with proceeds received from the partnership's construction loan.

In June 1997, in exchange for a capital contribution of $200,000, the Trust received a 1% general partner interest and a 49% limited partner interest in Panama. This partnership was formed to construct a 200-unit luxury apartment complex to be known as Harbour Green Apartments in Panama City, Florida, at an estimated cost of $10.5 million. The first units became available for rent in January 1998. The property is expected to be completed in the second quarter of 1998. The partnership has obtained an $8.8 million construction loan to finance construction. The Trust has also loaned the partnership $1.5 million which is to be repaid from construction loan proceeds following completion and lease-up of the property. Until lease-up of the property, the construction loan is guaranteed by the other general partner. The Trust also accounts for its investment in this partnership using the equity method.

In September 1997, the Trust received a 1% general partner and a 59% limited partner interest in Danforth in exchange for a $6,000 capital contribution. This partnership was formed to construct a 288-unit luxury apartment complex to be known as The Club at Danforth Apartments in Jacksonville, Florida, at an estimated cost of $17.1 million. The property is expected to be completed in the third quarter of 1998. The Partnership has obtained a $13.7 million construction loan to finance construction. The Trust has also loaned the partnership $2.9 million which is to be repaid following completion and lease-up of the property. In connection with the acquisition of the land on which the property is being constructed, Danforth paid an acquisition fee of $30,000 to Tarragon. In February 1998, the Trust acquired an additional 20% limited partner interest in this partnership. Because both general partners actively participate in the decision-making of the partnership activities, the Trust accounts for its investment in this partnership using the equity method.

In December 1997, in exchange for a $200,000 capital contribution, the Trust received a 1% general partner interest and a 49% limited partner interest in Savannah. This partnership was formed to construct a 250-unit luxury apartment complex to be known as The Links at Georgetown located in Savannah, Georgia, at an estimated cost of $14.5 million. The property is expected to be completed in the second quarter 1999. The partnership has obtained a $12 million construction loan to finance construction. The Trust also loaned the partnership $1.2 million which is to be repaid following completion and lease-up of the property. Until lease-up of the property, the construction loan is guaranteed by the other general partner. As the Trust holds a non-controlling interest in the partnership, it accounts for its investment in the partnership using the equity method.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

In December 1997, in exchange for a capital contribution of $970,000, the Trust acquired a 70% general partner interest in Ansonia, which purchased Autumn Ridge Apartments, a 116-unit property in East Haven, Connecticut, for $2 million and Meriden East Apartments, a 66-unit property in Meriden, Connecticut, for $1.8 million. Both properties were purchased in December 1997, and $2.9 million of the aggregate acquisition cost was financed through mortgages on each property. In connection with the acquisition of these properties, Ansonia paid Tarragon acquisition fees totaling $38,000. Because both partners participate in the decision-making of partnership activities, the Trust is a noncontrolling partner and accounts for its investment in Ansonia using the equity method.

Advances to partnerships included in the accompanying December 31, 1997, Consolidated Balance Sheet include $721,000 the Trust advanced in December 1997 to Omni in exchange for a 46% interest in this partnership. Subsequent to year end, the Trust advanced an additional $4.6 million to this partnership, which purchased 5600 Collins Avenue in Miami Beach, Florida. See NOTE 16. "SUBSEQUENT EVENTS." As the Trust holds a noncontrolling interest in Omni, its investment in this partnership is accounted for using the equity method.

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

The Trust and CMET were partners in ISA, a general partnership in which the Trust had a 40% interest in earnings, losses, and distributions. ISA in turn owned a 100% interest in Indcon, L.P. ("Indcon"), which owned four industrial warehouses at December 31, 1997. The Trust, as a noncontrolling partner, accounted for its investment in ISA using the equity method. In August 1997, Indcon sold a warehouse for $60,000 receiving net cash proceeds of $54,000 of which the Trust's proportionate share was $22,000. In connection with the sale, Indcon recorded a loss on the sale totaling $134,000, and the Trust recorded a $54,000 loss representing its proportionate share of the loss on sale. In November 1997, the Trust sold its interest in the partnership to CMET for $1.6 million cash. In connection with this transaction, the Trust recognized a gain on the sale of $215,000.

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

In September 1995, one of Indcon's warehouses was destroyed in a fire. An insurance settlement totaling $2.2 million was reached by the partnership in March 1996 resulting in a $1.1 million gain, of which the Trust's proportionate share was $451,000. The Trust received cash proceeds of $760,000 representing its proportionate share of the insurance settlement proceeds. Indcon does not anticipate rebuilding the property.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

In July 1997, the Trust acquired an additional 40% interest in English Village Partners, L.P., ("English Village") increasing its total interest to 90%, in exchange for a capital contribution of $1 million. As the Trust now holds a controlling interest, the operations of English Village Apartments, the partnership's sole property, have been consolidated since July 1997. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

Prior to July 1997, the Trust held a 49% limited partner interest and a 1% general partner interest in English Village and, as a noncontrolling partner, accounted for its investment using the equity method. In November 1995, English Village refinanced the mortgage debt secured by English Village Apartments, increasing the first mortgage loan balance to $6.2 million. Net refinancing proceeds were $1.3 million, of which the Trust's portion was $619,000. Distribution of the refinancing proceeds resulted in cumulative distributions exceeding the Trust's investment in English Village. Also, during 1996, distributions to the Trust from the operations of English Village Apartments exceeded the Trust's share of the partnership's net income. Accordingly, during 1996, the Trust recorded income of $771,000 representing the excess of cumulative distributions over the Trust's investment in English Village.

In June 1995, the Trust acquired a 50% economic interest in an office building located at 801 Pennsylvania Avenue, Washington, D.C. (the "Property"). This interest was acquired through the purchase of a first lien mortgage note with a face value of $8.5 million (the "Note") for $500,000 in cash and a $2.5 million promissory note, which bore interest at the Prime Rate plus 1% per annum and was repaid at a $67,000 discount in September 1995. In accordance with the terms of the Note, the Trust's $3 million investment, as well as any additional advances made to the Property, is to be repaid from Property cash flow after operating expenses with interest at the rate of 11% per annum. The $5.5 million remaining balance of the Note plus accrued interest may be satisfied by payment of 50% of all funds available after Property operating expenses plus 50% of the proceeds from any sale and any refinancing. The Note is nonrecourse to all parties and is secured only by the Property.

Set forth below are summarized financial data for all partnerships the Trust accounts for using the equity method (unaudited):

                                                         December 31,
                                                     ----------------------
                                                       1997         1996
                                                     ---------    ---------
Real estate (net of accumulated depreciation of
  $2,898 in 1997 and $5,817 in 1996) .............   $  36,969    $  14,316
Other assets .....................................       1,868        1,525
Notes payable ....................................     (24,759)      (8,937)
Other liabilities ................................      (8,615)        (276)
                                                     ---------    ---------
Partners' capital ................................   $   5,463    $   6,628
                                                     =========    =========

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

                                                      For the Years Ended December 31,
                                                     ------------------------------------
                                                        1997         1996         1995
                                                     ----------   ----------   ----------
Rental revenue ...................................   $    3,823   $    5,090   $    9,889
Property operating expenses ......................      (1,419)      (2,179)      (3,290)
Interest expense .................................        (829)      (1,421)      (3,202)
Depreciation expense .............................        (519)        (535)      (2,013)
                                                     ----------   ----------   ----------
Income before loss on sale of real estate and
  gain on insurance settlement ...................        1,056          955        1,384
Loss on sale of real estate ......................        (134)        (270)           --
Gain on insurance settlement .....................           --        1,126           --
                                                     ----------   ----------   ----------
Net income .......................................   $      922   $    1,811   $    1,384
                                                     ==========   ==========   ==========

NOTE 5.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities are carried at fair value. These investments are included in "Other assets" in the accompanying December 31, 1997, Consolidated Balance Sheet. Unrealized gains are included as a separate component of shareholders' equity. During 1997, unrealized gains increased $831,000, and investments with a cost basis of $1.9 million (determined by the average cost method) were sold for $2.6 million, resulting in realized gains of $698,000.

At December 31, 1994, the Trust owned 39,500 shares of beneficial interest of CMET, purchased through open market transactions, at a total cost to the Trust of $181,000. During the first quarter of 1995, the Trust sold the shares for $593,000 and recognized a $412,000 gain on the sale.

NOTE 6.  NOTES AND INTEREST PAYABLE

Note and interest payable consisted of the following at December 31:

                                                                    1997                              1996
                                                        ----------------------------       ----------------------------
                                                        Estimated                          Estimated
                                                          Fair              Book             Fair               Book
                                                          Value             Value            Value             Value
                                                        ----------         ---------       ----------        ----------
  Notes payable ...................................     $  180,461         $ 182,498       $  134,988        $  132,981
                                                        ==========                         ==========
  Accrued interest ................................                            1,628                              1,289
                                                                           ---------                          ---------
                                                                           $ 184,126                          $ 134,270
                                                                           =========                          =========

Notes payable at December 31, 1997, bear interest at rates ranging from 6.05% to 11.68% per annum and mature from 1998 through 2031. These notes are generally nonrecourse and are collateralized by deeds of trust on real estate with an aggregate carrying value of $208 million.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  NOTES  AND INTEREST PAYABLE (Continued)

During 1997, 1996, and 1995, the Trust obtained permanent mortgage financing on sixteen Trust properties, including Martins Landing and Forest Oaks as discussed below, totaling $78.7 million, receiving net cash proceeds of $19.7 million after the payoff of $51.6 million in existing debt. The remainder of the financing proceeds was used to fund escrows for replacements and repairs and to pay the associated closing costs. In connection with these financings, the Trust paid commissions of $611,000 to Tarragon.

At December 31, 1997, scheduled principal payments on notes payable are due as follows:

     1998.......................................................... $  16,188
     1999  ........................................................    17,051
     2000  ........................................................    53,324
     2001..........................................................     2,071
     2002  ........................................................     2,767
     Thereafter....................................................    91,097
                                                                    ---------
                                                                    $ 182,498
                                                                    =========

In September 1995, the Trust negotiated a $2.7 million payoff of the $3.2 million mortgage loan secured by Forest Oaks Apartments in Lexington, Kentucky. In exchange for the discounted payoff of the Forest Oaks mortgage loan, the Trust agreed to pay the full balance of the $4.5 million mortgage loan, originally scheduled to mature February 2023, secured by Martins Landing Apartments located in Lakeland, Florida. In December 1995, the Trust obtained interim financing in the amount of $2 million secured by Forest Oaks. For services provided in connection with obtaining the interim financing, the Trust paid Tarragon a mortgage brokerage fee of $20,000. The combined $6.7 million proceeds of the interim financing and the new $5 million first mortgage loan secured by Martins Landing, which was also obtained in December 1995, along with general working capital of the Trust, were used to satisfy the mortgage payoffs, and, in December 1995, the Trust recognized an extraordinary gain of $560,000 due to the forgiveness of debt. In May 1996, the Trust obtained permanent mortgage financing secured by Forest Oaks in the amount of $3.1 million.

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

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  NOTES  AND INTEREST PAYABLE (Continued)

In August 1996, the Trust obtained a $9 million line of credit secured by mortgages on four of its multifamily properties, Diamond Loch, Meadowbrook, Mustang Creek, and The Regent. All of these properties except The Regent previously collateralized other mortgage loans. The prior loans totaling $3.9 million secured by Diamond Loch and Mustang Creek were paid off at closing. Additionally, a principal payment of $500,000 was made at closing on the $3.5 million interim mortgage loan obtained in 1995 secured by both Meadowbrook and Bryan Hill in exchange for the release of Meadowbrook. During 1996, $8.8 million was advanced under the line of credit, and, after prior loan payoffs and closing costs, the Trust received net cash proceeds of $4.2 million. The Trust paid Tarragon financing fees totaling $88,000 for services rendered in connection with this transaction. In 1997, the remaining $200,000 was advanced under the line of credit, and the Trust paid Tarragon a $2,000 financing fee. In September 1997, Meadowbrook was released as collateral on the line of credit, and a $2.5 million advance secured by this property was obtained under the revolving credit facility with GMAC Commercial Mortgage. See discussion below.

Pursuant to a Master Repurchase Agreement (the "Agreement") with an investment bank entered into in April 1996, the Trust purchased the $3.1 million Fannie Mae mortgage backed security ("Fannie Mae MBS") issued by the lender in connection with the financing of Forest Oaks at a 1/2% discount in June 1996 and the $16.8 million Government National Mortgage Association mortgage backed security ("GNMA MBS") issued by the lender in connection with the financing of Heather Hills at a 2.7% discount in July 1996. The investment bank purchased the Fannie Mae MBS and the GNMA MBS from the Trust for 92% of the aggregate value, or $17.9 million, and the Trust agreed to repurchase the MBSs from the investment bank one month later at the same price plus interest at the London Interbank Offered Rate ("LIBOR") plus 1/2% per annum. As provided for in the Agreement, the Trust and the investment bank extended the repurchase date monthly. In January 1997, the Trust entered into a similar repurchase transaction with a government sponsored enterprise which purchased the MBSs for 97% of their aggregate value, or $19.3 million, and the Trust agreed to repurchase them in February 1997 for the same price plus interest at 5.4% per annum. The Trust and the government sponsored enterprise have since extended the repurchase date monthly. In November 1997, the Trust purchased the $2.7 million Fannie Mae MBS issued by the lender in connection with the financing of Cross Creek Apartments ("Cross Creek") at a 3% discount. The government sponsored enterprise purchased the Cross Creek Fannie Mae MBS along with the other MBSs in November 1997 pursuant to the same reverse repurchase transaction. The repurchase date has been extended to March 1998, and the current repurchase price is $22.4 million. The repurchase transaction has resulted in effective interest rates as of December 31, 1997, on the Forest Oaks, Heather Hills, and Cross Creek financings of 6.85%, 6.11%, and 6.87% respectively.

The Trust is exposed to a demand for additional collateral or, in the alternative, credit loss in the event the interest rate associated with the repurchase transaction fluctuates in a manner that is unfavorable to the Trust's interest in the MBSs. However, the Trust intends to either pay off the mortgages or modify the mortgages to increase the interest rate prior to any significant credit loss.

In May 1997, the Trust accepted a commitment from GMAC Commercial Mortgage Corporation for a $50 million revolving credit facility. Advances under the facility are available to finance properties currently owned by the Trust as well as new acquisitions. The outstanding balance is limited to the lesser of 75% of the value of the collateral properties or an amount supported by a debt service coverage ratio of 1.25. The borrowing base

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  NOTES  AND INTEREST PAYABLE (Continued)

may be increased by adding new or existing properties to the collateral pool. Advances are limited to the lesser of 75% of the appraised value of the property as stabilized or 80% of total acquisition costs which include the purchase price of a newly acquired property and the cost of improvements incurred between the date of acquisition and the date that any mortgage secured by that property is recorded. A newly acquired property is defined as a property owned by the Trust for less than one year. The outstanding balance under the facility bears interest at the 30 day LIBOR plus a variable spread of between 2% and 2.5% which is determined based on the loan-to-value and debt service coverage maintained. Payment terms include interest only monthly with the outstanding balance due at maturity, which is 36 months from the date of the first advance. The Trust may extend the maturity by two six-month terms, but no new fundings may occur under the facility during any extension period. In 1997, the Trust obtained fundings under this revolving credit facility totaling $42 million secured by first mortgages against eight Trust properties. The Trust received net cash proceeds of $26.3 million from these fundings after the payoff of existing mortgages of $13.5 million, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, the Trust paid Tarragon financing fees totaling $420,000.

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

NOTE 7.  DISTRIBUTIONS TO SHAREHOLDERS

The Trust paid cash distributions in 1995, 1996, and 1997 of $2.6 million, $2.8 million, and $2.9 million, respectively. The Trust reported to the Internal Revenue Service that the 1997 distributions were taxable to shareholders as ordinary income and the 1996 and 1995 distributions represented return of capital.

Additionally, in September 1995, 1996, and 1997, the Trust paid 10% share distributions which resulted in the Trust issuing 297,960 Shares, 325,115 Shares, and 337,147 Shares, respectively.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  EARNINGS PER SHARE

Following is a reconciliation of the weighted average shares of beneficial interest outstanding used in the computation of earnings per share and earnings per share - assuming dilution.

                                            For the Years Ended December 31,
                                           ---------------------------------
                                              1997        1996        1995
                                           ---------   ---------   ---------
Weighted average shares of
   beneficial interest .................   3,832,535   4,070,183   4,101,453

Share options ..........................      38,713      18,199         508
                                           ---------   ---------   ---------
Weighted average shares of
   beneficial interest outstanding -
   assuming dilution ...................   3,871,248   4,088,382   4,101,961
                                           =========   =========   =========

NOTE 9.  SHARE OPTIONS

In November 1995, the Trust's shareholders approved two share option plans: the Independent Trustee Share Option (the "Trustee Plan") and the Share Option and Incentive Plan (the "Incentive Plan"). Options granted pursuant to the Trustee Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or ten years from the date of grant. For each year of service, an Independent Trustee will be awarded an option to purchase 1,000 shares on January 1 of such year. The Trustee Plan provides for options for 72,600 shares.

Under the Incentive Plan, options have been granted to certain Trust officers and key employees of Tarragon and Tarragon Management, Inc.("TMI"), a wholly-owned subsidiary of Tarragon. The Incentive Plan provides for options for 363,000 shares. All grants are determined by the Option Committee, which is presently comprised of two Trustees, Mr. William S. Friedman (President, Chief Executive Officer, and Trustee of the Trust) and Mr. Carl B. Weisbrod (Chairman of the Board). Options granted pursuant to the Incentive Plan are exercisable beginning one year after the date of grant and expire five years from the date of grant.



                     [This space intentionally left blank.]

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  SHARE OPTIONS (Continued)

The following table summarizes share option activity:

                                      Exercise Price     Outstanding    Exercisable
                                      --------------     -----------    -----------
December 31, 1994, balance ........   $           --           --            --
Options granted ...................             9 1/8         25,410        25,410
                                      ---------------       --------      --------
December 31, 1995, balance ........             9 1/8         25,410        25,410
Options granted ...................    9 1/8 - 11 5/8        104,830        79,860
Options forfeited .................             9 1/8        (24,970)        --
                                      ---------------       --------      --------
December 31, 1996, balance ........    9 1/8 - 11 5/8        105,270       105,270
Options granted ...................   10 7/8 - 15 1/4         55,070         7,700
Options forfeited .................            15 1/4           (400)        --
                                      ---------------       --------      --------
December 31, 1997, balance ........   $9 1/8 - 15 1/4        159,940       112,970
                                      ===============       ========      ========

The following table summarizes information about the options outstanding at December 31, 1997:

                                                Outstanding                                                Exercisable
                                 ---------------------------------------------------            ---------------------------
         Range of                            Weighted Average        Weighted Average                      Weighted Average
     Exercise Prices             Options      Contractual Life        Exercise Price            Options     Exercise Price
     -----------------           -------      ----------------        --------------            -------     ---------------
    $  9 1/8 - $11 5/8           132,440         4.9 years                $10.00                 112,970          $9.83
      14 1/8 -  15 1/4            27,500         4.6 years                 15.02                     -              -
    ------------------           -------         ---------                ------                 -------          -----
    $  9 1/8 - $15 1/4           159,940         4.8 years                $10.86                 112,970          $9.83
    ==================           =======         =========                ======                 =======          =====

Subsequent to year end, in January 1998, the Trust granted options covering 7,000 shares, all of which were immediately exercisable, pursuant to the Trustee Plan. Also, an additional 19,470 of the December 31, 1997, outstanding options became exercisable in January 1998.

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

                                                         For the Years Ended December 31,
                                              -------------------------------------------------
                                                       1997                     1996
                                              -------------------------------------------------
                                              As Reported  Pro Forma    As Reported   Pro Forma
                                              -----------  ---------    -----------   ---------
 Net income................................   $ 5,592       $ 5,554      $ 4,937      $ 4,841
 Earnings per share
 Net income................................   $  1.46       $  1.45      $  1.21      $  1.19
 Earnings per share - assuming dilution
 Net income................................   $  1.44       $  1.43      $  1.21      $  1.18

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  SHARE OPTIONS (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               For the Years Ended December 31,
                                               --------------------------------
                                                   1997                1996
                                               ------------        ------------
         Dividend yield ..................                6%                  6%
         Expected volatility .............               20%                 25%
         Risk-free interest rate .........             6.21%                5.5%
         Expected lives (in years) .......                3                   3
         Forfeitures .....................               10%                 10%

The weighted average fair value per share of options granted in 1997 and 1996 was $1.53 and $1.47, respectively.

NOTE 10.  ADVISORY AGREEMENT

Although the Trust's Board of Trustees (the "Board") is directly responsible for managing the affairs of the Trust and setting the policies which guide it, the day-to-day operations of the Trust are performed by an advisory firm which operates under the supervision of the Board pursuant to a written advisory agreement approved by shareholders. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board. Since April 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement approved by the Board and ratified by the shareholders on November 20, 1995. Mr. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 33% of the outstanding shares of the Trust.

Under the Trust's initial advisory agreement, the Trust paid Tarragon an annual base advisory fee of $100,000 plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, Tarragon could receive commissions of 1% based upon (i) acquisition cost of real estate, (ii) mortgage loans acquired, and (iii) mortgage loans obtained or refinanced and a 10% incentive sales commission based on gains from the sale of real estate.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  ADVISORY AGREEMENT (Continued)

At the March 1995 Board meeting, a majority of the Trustees approved a revised advisory agreement, effective April 1, 1995, which was approved by the shareholders at the November 20, 1995, shareholder meeting. In addition to technical changes designed to clarify the responsibilities and rights of Tarragon, the new agreement eliminated the $100,000 annual base fee, the incentive sales compensation, and mortgage loan acquisition commissions. Moreover, it provides that real estate brokerage commissions shall be payable to Tarragon and its affiliates only following specific Board approval for each transaction rather than as a general practice. No such commissions have been paid under the revised agreement. The renewal of the advisory agreement between the Trust and Tarragon was approved by shareholders on March 20, 1997.

Employees of Tarragon render services to the Trust, as the Trust has no employees. In accordance with the terms of the advisory agreements, certain services provided by the advisor, including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead, are reimbursed directly by the Trust.

Under the advisory agreement (as required by the Trust's Declaration of Trust), all or a portion of the advisory fee must be refunded by the advisor to the Trust if Operating Expenses, as defined, exceed certain specified limitations based on the book value, net asset value, and net income of the Trust during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1995, 1996, or 1997.

For additional information regarding compensation paid to the advisor, see NOTE
12. "RELATED PARTY TRANSACTIONS" and ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor."

NOTE  11.  PROPERTY MANAGEMENT

Since April 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on multifamily properties and 1.5% to 5% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of some of the property-level management services for the Trust. Beginning April 1, 1996, TMI assumed the property-level management of a majority of the Trust's properties for a fee of 4.5% of the monthly gross rents collected.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  RELATED PARTY TRANSACTIONS

Fees and expense reimbursements to Tarragon and affiliates for 1997, 1996, and 1995 were as follows:

                                           1997          1996          1995
                                         ---------     ---------     ---------
Fees
  Advisory .........................     $   1,438     $   1,117     $   1,037
  Real estate acquisition ..........           234           106           198
  Equity refinancing ...............           773           187           247
  Property management* .............         1,610         1,014           330
  Commercial lease commissions .....            39            --            --
                                         ---------     ---------     ---------
                                         $   4,094     $   2,424     $   1,812
                                         =========     =========     =========

  Expense reimbursements ...........     $   1,411     $   1,176     $     960
                                         =========     =========     =========

----------------------------------

* Net of property management fees paid to subcontractors.

Other liabilities at December 31, 1995, included non-interest bearing cash advances of $283,000 and $300,000 from Tarragon and Lucy N. Friedman (50% stockholder of Tarragon and a principal shareholder of the Trust), respectively. Such advances were made to the Trust on a short term basis to facilitate the negotiated discounted payoffs of the mortgage loans secured by Bryan Hill, Meadowbrook, and Forest Oaks. In connection with the discounted payoffs, the Trust realized extraordinary gains on debt forgiveness totaling $670,000. The Trust repaid the advances during 1996.

NOTE 13.  INCOME TAXES

For 1997, 1996, and 1995, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Code, and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed. See NOTE 7. "DISTRIBUTIONS TO SHAREHOLDERS." As a result of the Trust's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, no deferred tax asset or liability or related valuation allowance was recorded.

No provision has been made for federal income taxes because the Trust believes it has qualified as a REIT and expects that it will continue to do so.

The Trust's basis in its net assets for tax purposes differs from that for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties, and investments in partnerships. At December 31, 1997 and 1996, the Trust's tax basis in its net real estate exceeded its basis for financial statement purposes by $22.8 million and $19.6 million, respectively. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Trust will be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1997, the Trust had a tax net operating loss carryforward of $43 million expiring through 2011.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14.  RENTALS UNDER OPERATING LEASES

The Trust's rental operations include the leasing of office buildings and shopping centers subject to leases with terms greater than one year. The leases thereon expire at various dates through 2010. The following is a schedule of future minimum rentals on non-cancelable operating leases as of December 31, 1997:

  1998  ........................................................  $    7,325
  1999  ........................................................       6,816
  2000  ........................................................       5,622
  2001  ........................................................       4,350
  2002  ........................................................       2,903
  Thereafter   .................................................       4,766
                                                                  ----------
                                                                  $   31,782
                                                                  ==========

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Trust, together with CMET, Income Opportunity Realty Investors, Inc., ("IORI"), and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees, and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive, et. al. v. National Income Realty Trust, et. al., relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the original settlement.

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

The Modification provided for, among other things, the addition of at least three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates over the next five years. In accordance with the procedures set forth in the Modification, Irving E. Cohen, Lance Liebman, Sally Hernandez-Pinero, and L. G. Schafran were appointed to the Board. In addition, Basic Capital Management, the Trust's previous advisor, Mr. Gene E. Phillips, and Mr. Friedman agreed to pay a total of $1.2 million to the Trust, CMET, IORI, and TCI, of which the Trust's share was $150,000. As of December 31, 1996, the Trust had collected the entire $150,000. Under the Modification, the Trust, CMET, IORI, TCI, and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, CMET, IORI, and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips and Friedman or their affiliates shall be (i) voted in favor of the reelection of all current Board members that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new Board members appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

The Modification also terminated a number of the provisions of the Stipulation of Settlement, including the requirement that the Trust, CMET, IORI, and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court will retain jurisdiction to enforce the Modification.

Other litigation. The Trust is also party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position, or results of operations.

NOTE 16.  SUBSEQUENT EVENTS

In December 1997, the Trust advanced $721,000 to National Omni Associates, L.P., ("Omni") in exchange for a 46% interest in the partnership. In January and February 1998, the Trust advanced the partnership an additional $4.6 million. Omni purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. $26 million of the purchase price was financed through first and second lien mortgage debt. In connection with the acquisition, Omni paid Tarragon a $150,000 acquisition fee.

In January 1998, the Trust obtained a $1.2 million advance under the $50 million revolving credit facility secured by Mariner Plaza Shopping Center, which the Trust acquired in August 1997. In connection with this funding, the Trust paid Tarragon a fee of $12,000.

In January and February 1998, the Trust obtained $13.8 million in mortgage financing secured separately by three properties. After the payoff of the existing debt, establishing required escrows, and closing costs, the Trust received net cash proceeds of $4 million. In connection with these transactions, the Trust paid Tarragon fees totaling $137,620.

On February 19, 1998, the Trust and Tarragon Realty Investors, Inc., ("TRI") jointly announced the agreement of their respective boards to form a single consolidated entity with TRI, for convenience, as the survivor. The surviving consolidated entity is intended to operate as a self-administered REIT. The consolidation transaction will be submitted to shareholders of each of the Trust and TRI for approval at special meetings to be held during 1998. Under the proposed agreement, each shareholder of the Trust will receive 1.97 shares of TRI common stock for each share of beneficial interest of the Trust held. TRI, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $37 million as of December 31, 1997. Upon the approval and consummation of the consolidation transaction by the respective shareholders of each entity, TRI will acquire Tarragon, the Trust's advisor since April 1, 1994, and TRI's advisor since March 1, 1994, for 100,000 shares of common stock of TRI and options to acquire additional shares of common stock of TRI at prices ranging between $13 and $16 per share. The resulting consolidated enterprise with TRI as the survivor will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidation transaction will be accounted for as a reverse acquisition of TRI by the Trust.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1997 and 1996:

                                                          First            Second           Third           Fourth
                 1997                                    Quarter          Quarter           Quarter        Quarter
                                                       -----------      -----------      -----------      -----------
Revenue ..........................................     $    12,180      $    12,506      $    13,399      $    13,932
Expenses .........................................         (11,839)         (12,141)         (13,593)         (14,176)
                                                       -----------      -----------      -----------      -----------
Income (loss) before net gain on sale
  of real estate, gain on sale of investments,
  and extraordinary gain (loss) ..................             341              365             (194)            (244)
Net gain on sale of real estate ..................              --            1,576            2,774               --
Gain on sale of investments ......................              --               --              686              227
                                                       -----------      -----------      -----------      -----------
Income (loss) from continuing operations .........             341            1,941            3,266              (17)
Extraordinary gain (loss) ........................              --               --              353             (292)
                                                       -----------      -----------      -----------      -----------
Net income (loss) ................................     $       341      $     1,941      $     3,619      $      (309)
                                                       ===========      ===========      ===========      ===========

Earnings per share
Income (loss) from continuing operations .........     $       .09      $       .51      $       .86      $        --
Extraordinary gain (loss) ........................              --               --              .09             (.08)
                                                       -----------      -----------      -----------      -----------
Net income (loss) ................................     $       .09      $       .51      $       .95      $      (.08)
                                                       ===========      ===========      ===========      ===========

Weighted average shares (1) ......................       3,859,018        3,840,352        3,819,027        3,812,404
                                                       ===========      ===========      ===========      ===========

Earnings per share - assuming dilution
Income (loss) from continuing operations .........     $       .09      $       .50      $       .85      $        --
Extraordinary gain (loss) ........................              --               --              .09             (.08)
                                                       -----------      -----------      -----------      -----------
Net income (loss) ................................     $       .09      $       .50      $       .94      $      (.08)
                                                       ===========      ===========      ===========      ===========

Weighted average shares -
  assuming dilution (2) ..........................       3,865,646        3,850,113        3,829,714        3,825,180
                                                       ===========      ===========      ===========      ===========



--------------------

(1) Represents weighted average shares of beneficial interest used in computing earnings per share. Share and per share amounts have been restated to give effect to the September 1997 10% share distribution.

(2) Represents weighted average shares of beneficial interest used in computing earnings per share - assuming dilution.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                 First            Second            Third            Fourth
              1996                              Quarter           Quarter          Quarter          Quarter
                                               -----------      -----------      -----------      -----------
Revenue ..................................     $    12,020      $    13,233      $    12,566      $    12,143
Expenses .................................         (12,048)         (12,332)         (13,037)         (11,759)
                                               -----------      -----------      -----------      -----------
Income (loss) before gains on sale of
  real estate and insurance settlement ...             (28)             901             (471)             384
Gain on sale of real estate ..............             224             (213)           3,681                8
Gain on insurance settlement .............             451               --               --               --
                                               -----------      -----------      -----------      -----------
Net income ...............................     $       647      $       688      $     3,210      $       392
                                               ===========      ===========      ===========      ===========

Earnings per share - basic and diluted
Net income ...............................     $       .16      $       .17      $       .79      $       .10
                                               ===========      ===========      ===========      ===========

Weighted average shares  (1) .............       4,077,884        4,123,790        4,087,317        3,992,407
                                               ===========      ===========      ===========      ===========

Weighted average shares - assuming
     dilution (2) ........................       4,081,144        4,127,672        4,091,060        3,995,789
                                               ===========      ===========      ===========      ===========



-----------------------

(1) Represents weighted average shares of beneficial interest used in computing earnings per share. Share and per share amounts have been restated to give effect to the September 1996 and 1997 10% share distributions.

(2) Represents weighted average shares of beneficial interest used in computing earnings per share - assuming dilution.


                                                                                                                 SCHEDULE III

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                                                             COSTS(A)
                                                                            CAPITALIZED             GROSS CARRYING AMOUNTS
                                                  INITIAL COST TO TRUST     SUBSEQUENT                 AT END OF YEAR
                                                 -----------------------   TO ACQUISITION     --------------------------------
                                                            BUILDINGS AND  --------------               BUILDINGS AND
DESCRIPTION                    ENCUMBRANCES      LAND       IMPROVEMENTS   IMPROVEMENTS       LAND      IMPROVEMENTS     TOTAL
-----------                    ------------      ----       ------------   --------------     ----     --------------    -----
PROPERTIES HELD FOR
INVESTMENT

Apartments

Acadian Place ...............  $    2,775(E)    $    897     $    2,608     $    1,856     $      897    $    4,464     $ 5,361
  Baton Rouge, LA
Bay West ....................       4,841            891          3,566            648            891         4,214       5,105
  Bradenton, FL
Bayfront ....................       2,013            457          2,052          1,471            457         3,523       3,980
  Houston, TX
Bryan Hill ..................       3,500            447          1,803            330            447         2,133       2,580
  Bethany, OK
Carlyle Towers ..............       3,844            559          5,939          1,135            559         7,074       7,633
  Southfield, MI
Cornell .....................       1,490            822          1,183            128            822         1,311       2,133
  Los Angeles, CA
Courtyard at the Park .......       2,953            771          3,086            405            771         3,491       4,262
  Miami, FL
Creekwood North .............       3,009            532          2,127            760            532         2,887       3,419
  Altamonte Springs, FL
Cross Creek .................       2,716            221            883            196            221         1,079       1,300
  Lexington, KY
Diamond Loch ................       9,679(B)         380          2,791            924            380         3,715       4,095
  North Richland Hills, TX
Dunhill/Devonshire/
  Sandstone ..                     13,200(E)       1,048          3,162          2,491            792         5,909       6,701
  Denver, CO
English Village .............       6,019          1,382          5,525             --          1,382         5,525       6,907
  Memphis, TN
Fenway Hall .................       1,303            461          1,460             14            461         1,474       1,935
  Los Angeles, CA
Forest Oaks .................       3,015            691          2,685            425            691         3,110       3,801
  Lexington, KY
Fountainhead ................       5,650(E)       1,573          6,291             32          1,573         6,323       7,896
  Kissimmee, FL
Heather Hills ...............      16,865            643         14,562          6,773            765        21,213      21,978
  Temple Hills, MD
Kirklevington ...............       2,415            490          1,961            636            490         2,597       3,087
  Lexington, KY
Lake Point ..................       9,000(E)       2,075          6,225          2,095          2,075         8,320      10,395
  Memphis, TN
Landmark ....................       1,500            376          1,504             11            376         1,515       1,891
  Tallahassee, FL
                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                  STATEMENT
                                     ACCUMULATED        DATE OF        DATE      OF OPERATIONS
DESCRIPTION                          DEPRECIATION     CONSTRUCTION    ACQUIRED    IS COMPUTED
-----------                         -------------     -------------   --------   -------------
PROPERTIES HELD FOR
INVESTMENT

Apartments

Acadian Place .................     $    1,275           1922         Mar-84     5-40 years
  Baton Rouge, LA
Bay West ......................            684           1974         Nov-92     5-40 years
  Bradenton, FL
Bayfront ......................            893           1971         Feb-87     5-40 years
  Houston, TX
Bryan Hill ....................            196           1970         Nov-94     5-40 years
  Bethany, OK
Carlyle Towers ................          1,646           1970         Nov-88     5-40 years
  Southfield, MI
Cornell .......................            265           1929         Apr-90     5-40 years
  Los Angeles, CA
Courtyard at the Park .........             41           1972         Jul-97     5-40 years
  Miami, FL
Creekwood North ...............            310           1973         Nov-92     5-40 years
  Altamonte Springs, FL
Cross Creek ...................            156           1966         Nov-92     5-40 years
  Lexington, KY
Diamond Loch ..................          1,166           1978         Oct-85     5-40 years
  North Richland Hills, TX
Dunhill/Devonshire/Sandstone ..          1,331           1969         Mar-89     5-40 years
  Denver, CO
English Village ...............             73           1973         Jul-97     5-40 years
  Memphis, TN
Fenway Hall ...................            285           1929         Apr-90     5-40 years
  Los Angeles, CA
Forest Oaks ...................            235           1971         Nov-94     5-40 years
  Lexington, KY
Fountainhead ..................             93           1988         Jun-97     5-40 years
  Kissimmee, FL
Heather Hills .................          7,539           1976         May-86     5-40 years
  Temple Hills, MD
Kirklevington .................            363           1975         Nov-92     5-40 years
  Lexington, KY
Lake Point ....................            945           1974         May-93     5-40 years
  Memphis, TN
Landmark ......................             10           1967         Oct-97     5-40 years
  Tallahassee, FL

                                                                    SCHEDULE III
                                                                     (Continued)
                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                             COSTS(A)
                                                                            CAPITALIZED            GROSS CARRYING AMOUNTS
                                                 INITIAL COST TO TRUST      SUBSEQUENT                 AT END OF YEAR
                                              -------------------------   TO ACQUISITION    ---------------------------------------
                                                           BUILDINGS AND  --------------                 BUILDINGS AND
DESCRIPTION                ENCUMBRANCES         LAND        IMPROVEMENTS   IMPROVEMENTS       LAND       IMPROVEMENTS      TOTAL
-----------                ------------       ----------     -----------  --------------    ----------     ----------    ----------
PROPERTIES HELD FOR INVESTMENT (Continued)

Apartments  (Continued)

Marina Park ...........     $    2,403        $      657     $    2,625     $    1,132      $      657     $    3,757    $    4,414
  North Miami, FL
Mariposa Manor ........            757               225            901           (293)            225            608           833
  Los Angeles, CA
Martins Landing .......          4,856             1,038          4,201            416           1,038          4,617         5,655
  Lakeland, FL
Meadowbrook ...........          2,513(E)            307          1,230            142             307          1,372         1,679
  Baton Rouge, LA
Morningside ...........          1,623               420          1,678            210             420          1,888         2,308
  Jacksonville, FL
Mustang Creek .........            (C)               718          2,872          1,736             718          4,608         5,326
  Arlington, TX
Newport ...............          5,030             1,334          5,338            297           1,334          5,635         6,969
  Plantation, FL
Palm Court ............          2,901               599          2,393            705             599          3,098         3,697
  North Miami, FL
Park Dale Gardens .....          2,904               354          1,416            654             531          1,893         2,424
  Dallas, TX
Park Norton ...........            545               144            576            457             144          1,033         1,177
  Los Angeles, CA
Park Place ............             --                76            304            152              76            456           532
  Los Angeles, CA
Pinecrest .............         14,420             3,612          8,427          5,830           3,612         14,257        17,869
  Ft. Lauderdale, FL
Prado Bay .............          4,800               614          3,482          1,105             614          4,587         5,201
  North Bay Village, FL
The Regent ............            (B)               303          1,212          4,572             303          5,784         6,087
  Jacksonville, FL
River City Landing ....      6,100 (E)             1,236          5,602          4,756           1,236         10,358        11,594
  Jacksonville, FL
                                                                          LIFE ON WHICH
                                                                           DEPRECIATION
                                                                            IN LATEST
                                                                            STATEMENT
                             ACCUMULATED        DATE OF         DATE      OF OPERATIONS
DESCRIPTION                  DEPRECIATION     CONSTRUCTION     ACQUIRED    IS COMPUTED
-----------                  ------------     ------------     --------    -----------
PROPERTIES HELD FOR INVESTMENT (Continued)

Apartments  (Continued)

Marina Park ...........      $      268           1974         Apr-95     5-40 years
  North Miami, FL
Mariposa Manor ........              70           1924         Sep-94     5-40 years
  Los Angeles, CA
Martins Landing .......             389           1973         Nov-94     5-40 years
  Lakeland, FL
Meadowbrook ...........              73           1968         Oct-95     5-40 years
  Baton Rouge, LA
Morningside ...........              43           1973         Feb-97     5-40 years
  Jacksonville, FL
Mustang Creek .........             287           1974         May-95     5-40 years
  Arlington, TX
Newport ...............              84           1973         Jun-97     5-40 years
  Plantation, FL
Palm Court ............             647           1971         Oct-89     5-40 years
  North Miami, FL
Park Dale Gardens .....             310           1975         Dec-91     5-40 years
  Dallas, TX
Park Norton ...........              26           1924         Jun-95     5-40 years
  Los Angeles, CA
Park Place ............              23           1929         Sep-95     5-40 years
  Los Angeles, CA
Pinecrest .............           2,474           1965         Jul-90     5-40 years
  Ft. Lauderdale, FL
Prado Bay .............             949           1966         Oct-90     5-40 years
  North Bay Village, FL
The Regent ............             186           1972         Sep-95     5-40 years
  Jacksonville, FL
River City Landing ....             242           1965         Jun-96     5-40 years
  Jacksonville, FL

                                                                    SCHEDULE III
                                                                     (Continued)

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                             COSTS(A)
                                                                            CAPITALIZED            GROSS CARRYING AMOUNTS
                                                 INITIAL COST TO TRUST      SUBSEQUENT                 AT END OF YEAR
                                              --------------------------  TO ACQUISITION  ----------------------------------------
                                                            BUILDINGS AND --------------               BUILDINGS AND
DESCRIPTION                     ENCUMBRANCES     LAND       IMPROVEMENTS   IMPROVEMENTS     LAND       IMPROVEMENTS       TOTAL
-----------                     ------------  ----------    ------------   ------------   ----------   ------------     ----------
PROPERTIES HELD FOR INVESTMENT
 (Continued)

Apartments (Continued)

Spring Pines .................   $    1,300(E)   $   371     $    1,486   $      237        $   371     $    1,723     $    2,094
  Houston, TX
Summit on the Lake ...........        4,782          895          3,582          522            895          4,104          4,999
  Ft. Worth, TX
Woodbrier ....................        1,165          508          2,034          135            508          2,169          2,677
  Oklahoma City, OK
Woodcreek (CO) ...............        2,812          913          3,193         (533)           690          2,883          3,573
  Denver, CO
Woodcreek (FL) ...............        3,683          472          4,977        1,186            451          6,184          6,635
  Jacksonville, FL
Vistas at Lake Worth .........           --          752             92       13,045            752         13,137         13,889
  Ft. Worth, TX

Office Buildings

Emerson Center ...............        3,777(C)       131          8,781         (358)         1,048          7,506          8,554
  Atlanta, GA
NW O'Hare ....................          998        1,990          7,965       (2,202)         1,104          6,649          7,753
  Des Plaines, IL
Rancho Sorrento ..............        5,384        1,251         12,901          854            968         14,038         15,006
  San Diego, CA

Shopping Centers

Emerson Center ...............        1,212           --            363           --             --            363            363
  Atlanta, GA
Jackson Square ...............           --        1,115          4,451           21          1,115          4,472          5,587
  Jackson, MS
K-Mart Plaza .................        1,273          689          1,608           --            689          1,608          2,297
  Temple Terrace, FL
Lakeview Mall ................           --          513          2,050          612            341          2,834          3,175
  Manitowoc, WI
Mariner Plaza ................           --          295          1,180           --            295          1,180          1,475
   Tallahassee, FL

                                                                            LIFE ON WHICH
                                                                             DEPRECIATION
                                                                              IN LATEST
                                                                              STATEMENT
                                 ACCUMULATED      DATE OF         DATE      OF OPERATIONS
DESCRIPTION                      DEPRECIATION   CONSTRUCTION      ACQUIRED   IS COMPUTED
                                 -----------    ------------     ----------  -----------
PROPERTIES HELD FOR INVESTMENT
 (Continued)

Apartments (Continued)

Spring Pines .................   $      460           1964         Feb-88     5-40 years
  Houston, TX
Summit on the Lake ...........          368           1986         Mar-94     5-40 years
  Ft. Worth, TX
Woodbrier ....................           96           1970         Apr-96     5-40 years
  Oklahoma City, OK
Woodcreek (CO) ...............        1,159           1980         Aug-86     5-40 years
  Denver, CO
Woodcreek (FL) ...............        2,330           1975         Nov-86     5-40 years
  Jacksonville, FL
Vistas at Lake Worth .........           --           1970         Dec-94     5-40 years
  Ft. Worth, TX

Office Buildings

Emerson Center ...............        4,190           1974         Jul-86     5-40 years
  Atlanta, GA
NW O'Hare ....................        3,361           1972         Apr-86     5-40 years
  Des Plaines, IL
Rancho Sorrento ..............        5,002           1980         May-86     5-40 years
  San Diego, CA

Shopping Centers

Emerson Center ...............           26           1974         Jul-86     5-40 years
  Atlanta, GA
Jackson Square ...............          115           1970         Jan-96     5-40 years
  Jackson, MS
K-Mart Plaza .................          243           1979         Dec-91     5-40 years
  Temple Terrace, FL
Lakeview Mall ................        1,207           1968         Apr-87     5-40 years
  Manitowoc, WI
Mariner Plaza ................           10           1968         Aug-97     5-40 years
   Tallahassee, FL

                                                                   SCHEDULE  III
                                                                     (Continued)

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                                                  COSTS(A)
                                                                 CAPITALIZED            GROSS CARRYING AMOUNTS
                                      INITIAL COST TO TRUST      SUBSEQUENT                 AT END OF YEAR
                                    -------------------------  TO ACQUISITION   --------------------------------------
                                                BUILDINGS AND  --------------                BUILDINGS AND
DESCRIPTION          ENCUMBRANCES    LAND        IMPROVEMENTS   IMPROVEMENTS      LAND       IMPROVEMENTS     TOTAL
-----------           ----------    ---------   -------------  --------------   ----------   -------------  ----------
PROPERTIES HELD FOR INVESTMENT (Continued)

Shopping Centers (Continued)

Midland Plaza .....    $      283    $      321    $      748    $       59    $      321    $      807    $    1,128
  Midland, MI
Midway Mills ......         4,101           588         2,365         1,468         1,227         3,194         4,421
  Carrollton, TX
Northside Mall ....         1,710         1,591         3,712           238         1,591         3,950         5,541
  Gainesville, FL
Southgate .........            --           578         2,430           674           602         3,080         3,682
  Waco, TX
Stewart Square ....         2,070           294         1,460           620           294         2,080         2,374
  Las Vegas, NV
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------
                          179,189        39,620       177,048        58,779        39,658       235,789       275,447
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------

                                                                            LIFE ON WHICH
                                                                             DEPRECIATION
                                                                              IN LATEST
                                                                              STATEMENT
                                 ACCUMULATED      DATE OF         DATE      OF OPERATIONS
DESCRIPTION                      DEPRECIATION   CONSTRUCTION      ACQUIRED   IS COMPUTED
                                 -----------    ------------     ----------  -----------
PROPERTIES HELD FOR INVESTMENT (Continued)

Shopping Centers (Continued)

Midland Plaza .....              $      113        1976            Dec-91      5-40 years
  Midland, MI
Midway Mills ......                   1,269        1986            Oct-91      5-40 years
  Carrollton, TX
Northside Mall ....                     651        1977            Dec-91      5-40 years
  Gainesville, FL
Southgate .........                     485        1959            Jul-91      5-40 years
  Waco, TX
Stewart Square ....                     778        1971            Oct-87      5-40 years
  Las Vegas, NV
                                 ----------
                                     45,440
                                 ----------

                                                                    SCHEDULE III
                                                                     (Continued)

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                             COSTS(A)
                                                                            CAPITALIZED             GROSS CARRYING AMOUNTS
                                                  INITIAL COST TO TRUST     SUBSEQUENT                 AT END OF YEAR
                                                 -----------------------   TO ACQUISITION     --------------------------------
                                                            BUILDINGS AND  --------------               BUILDINGS AND
DESCRIPTION                    ENCUMBRANCES      LAND       IMPROVEMENTS   IMPROVEMENTS       LAND      IMPROVEMENTS     TOTAL
-----------                    ------------      ----       ------------   --------------     ----     --------------    -----
PROPERTIES HELD FOR SALE

Shopping Centers

K-Mart Plaza .................  $    1,256     $      571    $    1,333     $       12     $      571    $    1,345    $    1,916
  Charlotte, NC
K-Mart Plaza .................       1,015            497         1,159             --            497         1,159         1,656
  Thomasville, GA
Mountain View ................       1,038            118           578            226            140           782           922
  Las Vegas, NV
Times Square .................          --            125           499             47            125           546           671
  Lubbock, TX

Other

Snyder Residence .............          --             --            39             --             --            39            39
  Gilbert, AZ

Land

Orangeburg, SC ...............          --            122            --             --            122            --           122
Dallas, TX ...................          --            737         3,782         (4,438)(D)         81            --            81
Kansas City, MO ..............          --            802         1,871         (2,364)           309            --           309
                                ----------     ----------    ----------     ----------     ----------    ----------    ----------
                                     3,309          2,972         9,261         (6,517)         1,845         3,871         5,716
                                ----------     ----------    ----------     ----------     ----------    ----------    ----------

                                $  182,498     $   42,592    $  186,309     $   52,262     $   41,503    $  239,660    $  281,163
                                ==========     ==========    ==========     ==========     ==========    ==========    ==========
Allowance for estimated losses                                                                                             (1,194)
                                                                                                                       ----------
                                                                                                                       $  279,969
                                                                                                                       ==========

                                                                               LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                IN LATEST
                                                                                STATEMENT
                                    ACCUMULATED        DATE OF        DATE     OF OPERATIONS
DESCRIPTION                         DEPRECIATION    CONSTRUCTION    ACQUIRED   IS COMPUTED
-----------                         ------------    ------------    --------   -----------
PROPERTIES HELD FOR SALE

Shopping Centers

K-Mart Plaza .................       $      136          1977        Dec-91    5-40 years
  Charlotte, NC
K-Mart Plaza .................              118          1974        Dec-91    5-40 years
  Thomasville, GA
Mountain View ................              246          1971        Oct-87    5-40 years
  Las Vegas, NV
Times Square .................               93          1985        Jul-89    5-40 years
  Lubbock, TX

Other

Snyder Residence .............               --            --            --            --
  Gilbert, AZ

Land

Orangeburg, SC ...............               --            --        Jun-89            --
Dallas, TX ...................               --            --        Jun-86            --
Kansas City, MO ..............               --            --        Dec-91            --
                                    ----------
                                           593
                                    ----------

                                    $   46,033
                                    ==========
Allowance for estimated losses

----------------------------------------

(A) Represents property improvements and write-down of properties due to permanent impairment.

(B) Represent the Trust's line of credit with a current balance of $7.5 million and the $2.2 million equity loan, both collateralized by mortgages on Diamond Loch Apartments, Mustang Creek Apartments, and The Regent Apartments. The $2.2 million equity loan is also secured by 352,000 of the Trust's shares of beneficial interest.

(C)   Includes $923,000 of unsecured debt associated with the property.

(D)   Basis charged against allowance previously provided.

(E) Represents advances under the $50 million revolving credit facility with GMAC Commercial Mortgage.

                                                                    SCHEDULE III
                                                                     (Continued)

                          NATIONAL INCOME REALTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   1997          1996          1995
                                                ---------     ---------     ---------
                                                          (dollars in thousands)
Reconciliation of real estate

Balance at January 1, ......................    $ 237,502     $ 240,822     $ 224,785

  Additions
     Acquisitions and improvements .........       58,683        22,896        20,025
     Foreclosures ..........................           --         5,575            --
  Deductions
     Sales .................................      (12,762)      (31,491)       (2,598)
     Write-offs ............................       (2,260)           --        (1,390)
     Write-downs due to permanent impairment           --          (300)           --
                                                ---------     ---------     ---------

Balance at December 31, ....................    $ 281,163     $ 237,502     $ 240,822
                                                =========     =========     =========

Reconciliation of accumulated depreciation

Balance at January 1, ......................    $  42,251     $  45,147     $  39,427

  Additions
     Depreciation ..........................        7,022         5,374         5,959
  Deductions
     Sale of real estate ...................       (3,190)       (8,270)         (166)
     Write-offs ............................          (50)           --           (73)
                                                ---------     ---------     ---------

Balance at December 31, ....................    $  46,033     $  42,251     $  45,147
                                                =========     =========     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                        -------------------------------

                                    PART III

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT

Trustees

The affairs of National Income Realty Trust (the "Trust") are managed and controlled by a Board of Trustees (the "Board"), presently consisting of eight members. The Trustees are elected at the annual meeting of shareholders or appointed by the incumbent Board and serve until the next annual meeting of shareholders or until a successor has been elected or approved.

In May 1994, the Trust, together with Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI"), and Transcontinental Realty Investors, Inc. ("TCI"), entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification"), which settled subsequent claims of breaches of the settlement which were asserted by plaintiffs and modified certain provisions of a 1990 settlement of the action styled Olive, et. al. v. National Income Realty Trust, et. al. (the "Olive Case"). The original settlement, approved April 23, 1990, by the Court, related to the operation and management of each of the entities. The Modification was approved by the Court on December 12, 1994, and became effective January 11, 1995.

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

Pursuant to the requirements (and in anticipation of the effectiveness) of the Modification, the Trust did not hold an Annual Meeting of Shareholders in 1994, John A. Doyle (a Trustee since February 1994) resigned as a Trustee on April 22, 1994, Ted P. Stokely (a Trustee since April 1990) resigned as a Trustee in August 1994, A. Bob Jordan (a Trustee since October 1992) resigned as a Trustee in June 1994, Bennett B. Sims (a Trustee since April 1990) resigned as a Trustee in August 1994, Geoffrey C. Etnire ( a Trustee since January 1993) ceased to be a Trustee on March 9, 1995, and Willie K. Davis (a Trustee since October 1988) retired as a Trustee effective March 31, 1995. Carl B. Weisbrod (a Trustee since February 1994) was elected Chairman of the Board on March 9, 1995, to replace Mr. Friedman, who remains as President, Chief Executive Officer, and Trustee of the

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Trustees (Continued)

Trust. Between May 1994 and March 1995, the Board appointed four new, independent Trustees to replace a number of those who resigned, and the number of members of the Board was reduced from ten at December 31, 1993, to eight at March 31, 1995. Independent Trustees appointed are Irving E. Cohen (June 2,
1994), Sally Hernandez-Pinero (May 19, 1994), Lance Liebman (March 9, 1995), and
L. G. Schafran (March 9, 1995). Dan L. Johnston, Raymond V. J. Schrag, and Messrs. Friedman and Weisbrod have continued as Trustees. All of the Trustees listed below were re-elected as members of the Board at the annual meeting of shareholders held on March 20, 1997.

The current Trustees are listed below, together with their ages, terms of service, all positions and offices with the Trust and Tarragon Realty Advisors, Inc. ("Tarragon" or the "Advisor"), the Trust's advisor since April 1, 1994, their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation "Affiliated," when used below with respect to a Trustee, means that the Trustee is an officer, director, or employee of Tarragon or an officer of the Trust. The designation "Independent," when used below with respect to a Trustee, means that the Trustee is not an officer of the Trust nor a director, officer, or employee of Tarragon, although the Trust may have certain business or professional relationships with such Trustee as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships." Also, see ITEM 11. "EXECUTIVE COMPENSATION" for compensation paid to Independent Trustees.

IRVING E. COHEN:  Age 51, Trustee (since June 1994) (Independent).

      Vice President and Regional Director (since 1997), Cherokee Environmental Realty Advisors, LLC, a real estate investor; Managing Director and Chief Acquisition Officer (since 1996), Dames & Moore/Brookhill, LLC, a real estate development company; Managing Director (since 1994), CPR Group, a real estate consulting company; and Managing Partner (1990 to 1994), Fuller Corporate Realty Partners, a New York City real estate asset management entity.

WILLIAM S. FRIEDMAN:  Age 54, Trustee (Affiliated).

      Trustee or Director (since March 1988), Chief Executive Officer (since December 1993), President (since December 1988), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting Principal Financial and Accounting Officer (December 1988 to August 1989) of the Trust and Tarragon Realty Investors, Inc. ("TRI"); Trustee or Director (March 1988 to February 1994), Chief Executive Officer (December 1993 to February 1994), President (December 1988 to February
      1994), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting Principal Accounting Officer (December 1988 to August 1989) of CMET, IORI, and TCI; Director and Chief Executive Officer (since December 1990) of Tarragon; President (February 1989 to May 1993) and Director (February to December 1989) of Basic Capital Management, Inc. ("BCM"), the advisor to the Trust (March 1989 to March 1994); General Partner (1987 to March 1994) of Syntek Asset Management, L.P., ("SAMLP") which is the General Partner of National Realty, L.P., ("NRLP") and National Operating, L.P. ("NOLP"); Director and President (March 1989 to February 1994) and Secretary (March 1989 to December 1990) of

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Trustees (Continued)

      Syntek Asset Management, Inc., the Managing General Partner of SAMLP and a corporation owned by BCM; and practicing Attorney (since 1971) with the Law Offices of William S. Friedman.

SALLY HERNANDEZ-PINERO:  Age 45, Trustee (since May 1994) (Independent).

      Of Counsel (since October 1994), Kalkines, Arky, Zall and Bernstein, New York City; Chairwoman (February 1992 to April 1994), New York City Housing Authority; Director (since July 1994) of Consolidated Edison; Director (since April 1994) of Dime Savings Bank; and Attorney at Law (since 1978).

DAN L. JOHNSTON: Age 59, Trustee (April 1990 to June 1990 and since February
1991) (Independent).

      Attorney in solo practice, New York, New York (1991 to 1994 and since August 1995); Partner in the law firm of Johnston, Kaplan and Lombardi (January to July 1995), New York City; Director (since 1992) of the Complex Drug Investigation and Prosecution Project for the Jefferson Institute for Justice Studies; Director or Trustee (April 1990 to June 1990 and February 1991 to January 1995) of CMET, IORI, and TCI; and Director (December 1992 to May 1995) of TRI.

LANCE LIEBMAN:  Age 56, Trustee (since March 1995) (Independent).

      William S. Beinecke Professor of Law and Dean (1991-1996), Columbia School of Law, New York City; Director (since 1991) of Greater New York Insurance Co. (both mutual and stock companies); Director (since 1995) of M & F Worldwide; Director (since 1996) of World Financial Properties, Inc.; and Attorney at Law (since 1967).

L. G. SCHAFRAN:  Age 59, Trustee (since March 1995) (Independent).

      Managing General Partner (since 1984), L. G. Schafran & Associates, a real estate investment and development firm in New York City; Director, Publicker Industries, Inc. (since 1986), an Old Greenwich, Connecticut, NYSE listed holding company that operates through subsidiaries in manufacturing services; Director, Capsure Holdings Corp. (since 1986), a Chicago, Illinois, NYSE listed property and casualty insurer; Director, Oxigene, Inc. (since March 1993), a U.S. and Swedish pharmaceutical developer; Director, Glasstech, Inc. (1) (since January 1995), Perrysberg, Ohio, manufacturer of glass bending and tempering equipment; and Director (since December 1993), Member (since September 1994), and Chairman (since December 1994) of the Executive Committee of The Dart Group Corporation, a Landover, Maryland, NYSE listed holding company engaged with other publicly traded subsidiaries in discount automotive parts and accessories (Trak Auto Corporation), discount bookstores (Crown Bookstores), discount supermarkets, beverages, and real estate; and Chairman (since January
      1996), Delta-Omega Technologies, Inc., a Broussard, Louisiana, manufacturer and distributor of environmentally safe line foams and industrial cleaners and degreasers.

----------------------------------------------

(1) On May 24, 1993, Glasstech, Inc., filed a voluntary petition under Chapter 11 of The United States Bankruptcy Code for the District of Delaware. An Order confirming a plan of reorganization became effective January 3, 1995, which is the same day Mr. Schafran became a director of Glasstech, Inc.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Trustees (Continued)

RAYMOND V. J. SCHRAG:  Age 52, Trustee (since October 1988) (Independent).

      Attorney, Law Offices of Raymond V. J. Schrag in New York, New York (since January 1995); attorney, Law Offices of Paul J. Schrag in New York, New York (since 1975); Director (October 1988 to May 1995) of TRI; and Director or Trustee (October 1988 to August 1994) of CMET, IORI, and TCI.

CARL B. WEISBROD: Age 53, Chairman of the Board (since March 1995) and Trustee (since February 1994) (Independent).

      Trustee (since 1996), Ford Foundation; President (since 1994), Alliance for Downtown New York, Inc.; Director (February 1994 to May 1995) of TRI; and President and Chief Executive Officer (April 1990 to 1994) of New York City Economic Development Corporation.

LITIGATION AND CLAIMS INVOLVING MR. FRIEDMAN RELATED TO SOUTHMARK CORPORATION

Separation of Messrs. Phillips and Friedman from Southmark. Until January 1989, Mr. Friedman was an executive officer and director of Southmark Corporation ("Southmark"), serving as Vice Chairman of the Board (since 1982), Director (since 1980), and Secretary (since 1984) of Southmark. As a result of a deadlock on Southmark's Board of Directors, Mr. Friedman and Gene E. Phillips (who served as Trustee of the Trust until December 7, 1992) reached a series of related agreements (later modified) with Southmark on January 17, 1989 (collectively, the "Separation Agreement"), whereby Messrs. Friedman and Phillips resigned their positions with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989. Subsequent to the filing of the Southmark bankruptcy, several lawsuits were filed against Southmark, its former officers and directors (including Mr. Friedman), and others, alleging, among other things, that such persons and entities misrepresented the financial condition of Southmark. Mr. Friedman denies all of such allegations. Those lawsuits in which Mr. Friedman was also a defendant during the last five years are summarized below. The Trust was not a defendant in any of these lawsuits, all of which have been dismissed or settled.

Mr. Friedman also served as a director of Pacific Standard Life Insurance Company ("PSL"), a wholly-owned subsidiary of Southmark, from October 1984 to January 1989. In a proceeding brought by the California Insurance commissioner (the "Commissioner"), a California Superior Court appointed a conservator for PSL on December 11, 1989. On October 12, 1990, the Commissioner filed suit against the former directors of PSL (including Mr. Friedman) seeking damages of $12 million and additional punitive damages. Such lawsuit alleged, among other things, that the defendants knowingly and willfully conspired among themselves to breach their duties as directors of PSL to benefit Southmark. Such suit further alleged that PSL's board of directors failed to convene meetings and delegated to Mr. Phillips authority to make decisions regarding loans, investments, and other transfers and exchanges of PSL assets. In August 1993, five former directors of PSL, including Mr. Friedman, settled this lawsuit without admitting any liability. Mr. Friedman complied with his obligation under the settlement and was discharged from any further liability in January 1998.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Trustees (Continued)

One of Southmark's principal businesses was real estate syndication, and, from 1981 through 1987, Southmark raised over $500 million in investments from limited partners in several hundred limited partnerships. Seven lawsuits were filed by investors alleging breach of fiduciary duties on the part of Mr. Friedman and others. Two cases were settled in July and October 1993 for nominal payments. In one case, all claims were dismissed by the Court, and the defendants (including Mr. Friedman) were awarded sanctions against plaintiff's counsel. The other four cases were voluntarily dismissed by the plaintiffs without payment of any kind by the defendants.

San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. The Office of Thrift Supervision ("OTS") also conducted a formal investigation of SJSA and its affiliates. During late November 1994, Mr. Friedman entered into certain agreements with the RTC and OTS settling all claims relating to (i) his involvement with SJSA and (ii) any guarantor arrangement of Mr. Friedman as to other financial institutions taken over by the RTC. Mr. Friedman's liability terminated on September 30, 1996, when the respondents as a group had paid a total of $4 million out of the total requirement. Mr. Friedman also consented to an order prohibiting him from participating in an insured depository institution without the prior written approval of the Director of OTS.

Board Committees

The Board held three meetings and acted by written consent seven times during 1997. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board during the period for which he (she) had been a Trustee and (ii) the total number of meetings held by all committees of the Board on which he (she) served during the periods that he (she) served.

The Board has an Audit Committee, an Advisory Review Committee, and an Option Committee. The Audit Committee, consisting of three Independent trustees, Messrs. Schrag (Chairman), Johnston, and Weisbrod, reviews the Trust's operating and accounting procedures. This committee met once during 1997. The Advisory Review Committee, established in March 1995, monitors actions taken by the Advisor which have the potential for a conflict of interest, in particular decisions relating to the allocation of investment opportunities among the Trust and the other entities affiliated with the Advisor. The committee consists of Mr. Weisbrod (Chairman), Ms. Hernandez-Pinero, and Mr. Cohen and did not meet during 1997. The Option Committee was formed in 1995 for purposes of authorizing option grants under the Share Option and Incentive Plan, approved at the November 1995 shareholder meeting. This committee is presently comprised of two members including Messrs. Friedman and Weisbrod and acted by written consent twice during 1997.

The Board does not have Nominating or Compensation Committees.

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

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and offices with the Trust and Tarragon, other principal occupations, business experience, and directorships with other companies during the last five years are set forth below:

BRUCE SCHNITZ:  Age 48, Chief Operating Officer.

    Chief Operating Officer (since January 1996) of the Trust, TRI, and Tarragon; President of Tarragon Management, Inc. ("TMI") (since February
    1996); President and Chief Executive Officer (1993 to 1994) of McNeil Acquisition Corporation; and President, Chief Operating Officer, and Director (1991 to 1993), McNeil Real Estate Management, Inc.

ROBERT C. IRVINE:  Age 48, Executive Vice President and Chief Financial Officer.

    Chief Financial Officer (since September 1996) of the Trust, TRI, Tarragon, and TMI; Executive Vice President and Chief Financial Officer of FYI, Inc. (February 1996 to July 1996); Executive Vice President, Secretary, Treasurer, Chief Financial Officer, and Director (1991 to 1995) of McNeil Real Estate Management, Inc.; Vice President of McNeil Investors (1991 to
    1995); and Certified Public Accountant (since 1977).

CHRIS W. CLINTON:  Age 51, Senior Vice President - Asset Management.

     Senior Vice President - Asset Management (since May 1995), and Senior Vice President - Commercial Asset Management (March 1994 to April 1995) of the Trust and TRI; Senior Vice President (since March 1994) of Tarragon; and Vice President (October 1988 to March 1994) of the Trust, American Realty Trust, Inc. ("ART"), CMET, IORI, NIRT, TCI, and BCM.

WILLIAM L. GRIGSBY:   Age 49, Senior Vice President-Construction.

      Senior Vice President - Construction (since September 1996) of the Trust and TRI; Senior Vice President (since September 1996) of Tarragon; Director of Construction (December 1994 to August 1996) of the Trust and TRI; Area Vice President of Property Management, Grapat Group Real Estate Management (1993 - 1994); and Registered Landscape Architect since 1979.

PETER LARSEN:  Age 56, Senior Vice President - Acquisitions.

      Senior Vice President - Acquisitions (since July 1997) of the Trust and TRI, Senior Vice President (since July 1997) of Tarragon; Vice President - Acquisitions (April 1996 to June 1997) of the Trust and TRI; Vice President (April 1996 to June 1997) of Tarragon; Independent Consultant (January 1995 to June 1996); and Vice President (May 1992 to December
      1994) of BCM and Carmel Realty Services, Inc. ("CRSI").

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Officers (Continued)

TODD C. MINOR:  Age 39, Treasurer.

     Treasurer (since December 1996), Senior Vice President - Mortgage Servicing and Financing (May 1995 to November 1996), and Senior Vice President - Finance (March 1994 to April 1995 and July 1993 to January 1994) of the Trust and TRI; Senior Vice President (since March 1994) of Tarragon; Senior Vice President - Finance (July 1993 to March 1994) of BCM, ART, CMET, IORI, and TCI; Vice President (January 1989 to July 1993) of BCM; and Vice President (April 1991 to July 1993) of the Trust, ART, CMET, IORI, TRI, and TCI.

NEIL SWINGRUBER:  Age 38,  Senior Vice President - Director of Property
Management.

     Senior Vice President - Director of Property Management (since June 1997) of the Trust and TRI; Executive Vice President (since February 1996) of TMI; Vice President of Property Management (1994 to 1995) of Binings; and Vice President of Property Management (1986 to 1993) of McNeil Real Estate Management, Inc.

JANICE CLINE:  Age 48, Vice President - Asset Management.

     Vice President - Asset Management of the Trust and TRI (since March 1997); Vice President of Tarragon (since March 1997); Asset Manager for MBL Life Insurance Company (August 1995 to March 1997); Senior Asset Analyst, Structured Finance, for J.E. Robert Companies (January to July 1995); and Senior Investment Administrator, Asset Manager, and Real Estate Paralegal for The Travelers Corporation and Travelers Realty Investment Company (October 1987 to May 1994).

ERIN D. DAVIS:  Age 36, Vice President and Chief Accounting Officer.

     Vice President and Chief Accounting Officer (since September 1996) of the Trust, TRI, and Tarragon; Accounting Manager of the Trust, TRI, and Tarragon (June 1995 to August 1996); Senior Associate, BDO Seidman (January 1993 to June 1995); and Certified Public Accountant (since 1990).

In addition to the foregoing officers, the Trust has other officers who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's Trustees, certain officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established, and the Trust is required to report any failure to file by these dates during fiscal 1997. All of these filing requirements were satisfied during 1997. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and officers, its ten percent holders, and copies of the reports that they have filed with the Commission.

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

Tarragon has provided advisory services to the Trust since April 1, 1994. On March 20, 1997, the shareholders approved the renewal of the advisory agreement dated April 1, 1995, between Tarragon and the Trust. Mr. Friedman serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 33% of the outstanding shares of beneficial interest of the Trust.

The advisory agreement provides for an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income <loss>, computed in accordance with generally accepted accounting principles, before gains (or losses) from the sales of properties and debt restructurings plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The incentive fee is cumulative within any fiscal year to maintain the 16% per annum rate. Between April 1994 and April 1995, the advisory agreement also provided for a $100,000 annual base advisory fee.

In addition to the advisory fee, the advisory agreement provides for the following compensation to Tarragon:

     (a) Tarragon is to receive an acquisition commission of 1% of the acquisition cost of real estate for supervising the acquisition, purchase, or long-term lease of real estate for the Trust, except that no fee will be paid for any acquisition through or from an affiliate of the Trust or Tarragon. The aggregate of each purchase price of each property including the acquisition commission and all real estate brokerage fees may not exceed such property's appraised value at acquisition.

     (b) For obtaining loans to the Trust or refinancing on its properties, Tarragon is to receive a mortgage brokerage and refinancing fee equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Tarragon or an affiliate without the approval of the Board. No fee shall be paid on loan extensions.

In addition, the advisory agreement provides that real estate brokerage commissions shall be payable to Tarragon and its affiliates only following specific approval by the Board for each transaction rather than as a general practice.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor  (Continued)

If and to the extent that the Trust were to request the advisor or an affiliate of the advisor to render services for the Trust other than those specifically required by the advisory agreement, such services would be separately compensated on terms to be agreed upon between such party and the Trust from time to time. The advisor is required to formulate and submit annually for approval by the Board a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, borrowing activity, and other investments, and the advisor is required to report quarterly to the Board on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Board unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the advisor by the Board.

The advisory agreement also requires prior approval of the Board for retention of all consultants and third party professionals, other than legal counsel. The agreement provides that the advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders; contains guidelines for the advisor's allocation of investment opportunities as among itself, the Trust, and other entities it advises; and contains a broad standard governing the advisor's liability for losses incurred by the Trust. Under the advisory agreement, neither the advisor nor any of its stockholders, directors, officers, or employees shall be liable to the Trust, the Trustees, or the holders of securities of the Trust for any losses from the operations of the Trust if the advisor had determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Trust, and the loss or liability was not the result of negligence or misconduct by the advisor.

In no event will the directors, officers, or employees of the advisor be personally liable for any action unless it was the result of willful misfeasance, bad faith, gross negligence, or reckless disregard of duty.

Employees of the advisor render services to the Trust, as the Trust has no employees. In accordance with the terms of the advisory agreement, certain services provided by the advisor including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead are reimbursed directly by the Trust.

Under the advisory agreement, all or a portion of the advisory fee must be refunded by the advisor to the Trust if the Operating Expenses, as defined, exceed certain limits based on book value, net asset value, and net income of the Trust during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1995, 1996, or 1997.

The advisory agreement may be assigned only with the prior consent of the Trust.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The directors and principal officers of Tarragon are set forth below:

WILLIAM S. FRIEDMAN:      Director and Chief Executive Officer

BRUCE A. SCHNITZ:         Chief Operating Officer

ROBERT C. IRVINE:         Executive Vice President and Chief Financial Officer

CHRIS W. CLINTON:         Senior Vice President

WILLIAM L. GRIGSBY:       Senior Vice President

PETER LARSEN:             Senior Vice President

TODD C. MINOR:            Treasurer

JANICE CLINE:             Vice President

ERIN D. DAVIS:            Vice President and Chief Accounting Officer

EILEEN GOLDBERG:          Secretary

Property Management

Since April 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected. Until April 1996, Tarragon subcontracted with other entities for the provision of the property-level management services to the Trust. TMI currently provides property-level management services to most of the Trust 's properties for a fee of 4.5% of the monthly gross rents collected.

Since April 1, 1994, Tarragon 's real estate brokerage affiliate has been available to and may act as a broker in both purchases and sales of Trust property with commissions payable in amounts customarily charged in arm's-length transactions by others rendering similar property acquisition services in the same geographical location and for comparable property. Such commissions require Board approval.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust has no employees and pays no compensation to its executive officer. The Trustees and executive officers of the Trust who are also officers or employees of Tarragon are compensated by Tarragon. Such affiliated Trustees and executive officers perform a variety of services for the advisor, and the amount of their compensation is determined solely by Tarragon.

The Independent Trustees are paid an annual stipend directly by the Trust and granted certain share options, as discussed below. The Independent Trustees (i) review the business plan of the Trust to determine that it is in the best interest of the shareholders, (ii) review the Trust's agreement with the advisor, (iii) supervise the performance of the advisor and review the reasonableness of the compensation which the Trust pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Trust, and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Trust. The Independent Trustees receive compensation in the amount of $15,000 per year plus $25,000 per year to the Chairman of the Board and reimbursement of expenses. In addition, each Independent Trustee receives (i) $2,000 per year for each committee of the Board of Trustees on which he (she) serves, (ii) $1,000 per year for each committee chairmanship, and (iii) $1,000 per day for any special services rendered to the Trust outside of the ordinary duties as Trustee, plus reimbursement for expenses, provided such services are specifically requested by the Board.

Fees paid to Independent Trustees during 1996 and 1997 are as follows:

                                                            1996           1997
                                                          ---------     ----------
      Irving E. Cohen............................        $   17,000    $    17,000
      Sally Hernandez-Pinero.....................            17,000         17,000
      Dan L. Johnston............................            17,000         17,000
      Lance Liebman..............................            15,000         15,000
      L.G. Schafran..............................            15,000         15,000
      Raymond V. J. Schrag.......................            18,000         18,000
      Carl B. Weisbrod...........................            40,000         40,000
                                                          ---------     ----------
                                                          $ 139,000     $  139,000
                                                          =========     ==========

Pursuant to the approval of the Independent Trustee Share Option Plan (the "Trustee Plan") in November 1995, the Trust issued to each of the seven Independent Trustees on November 20, 1995, options to acquire 3,000 shares (a total of 21,000 shares). The exercise price of the options is equal to the market price on the grant date. The options expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or ten years from the date of grant (the "Termination Date") and are exercisable at any time between the date of grant and the Termination Date. In addition, for each year such Trustee continues to serve as a Trustee, he (she) will be awarded an option covering 1,000 shares on January 1 of each year. Accordingly, on each of January 1, 1996, 1997, and 1998, the Trust issued to each Independent Trustee additional options covering 1,000 shares (a total of 21,000 shares) with exercise prices equal to the market price on the dates of grant and the same Termination Date as the options granted in November 1995. The options issued in November 1995 and January 1996 and 1997 have been adjusted to give effect to the 10% share distributions paid in September 1996 and 1997 so that all Trustee options now cover a total of 48,580 shares. The Trustee Plan provides for a total of 72,600 shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on March 13, 1998.

                                  Amount and Nature
    Name and Address of            of Beneficial               Percent of
     Beneficial Owner                Ownership                 Class (1)
     ----------------         -------------------------        ---------
Lucy N. Friedman              1,255,914    (2)(3)(4)(5)           33%
280 Park Avenue                            (6)(7)(8)
East Building, 20th Floor
New York, New York  10017


(1) Percentages are based upon 3,809,829 shares of beneficial interest outstanding at March 13, 1998.

(2) Includes 18,465 shares owned by Lucy N. Friedman's husband, William S. Friedman.

(3)   Includes 804,393 shares owned by Mrs. Friedman.

(4) Does not include 19,965 shares owned by Mrs. Friedman's adult son, Ezra Friedman, and 25,413 shares owned by Mrs. Friedman's adult daughter, Tanya Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

(5) Includes 35,052 shares owned by a trust for the benefit of the children and grandchildren of Samuel Friedman, deceased, William S. Friedman's father, for which Robert A. Friedman and Gerald C. Friedman, siblings of William S. Friedman, are the trustees. Such shares are distributable, per stirpes, to two of Mr. Friedman's siblings and his four children. Mrs. Friedman disclaims beneficial ownership of such shares.

(6) Includes 47,456 shares owned by Tarragon Capital Corporation ("TCC"), of which Mrs. Friedman and Mr. Friedman are executive officers and directors, and 38,984 shares owned by Tarragon Partners, Ltd., of which Mrs. Friedman and Mr. Friedman are limited partners.

(7) Includes 13,943 shares and 14,099 shares owned by Mrs. Friedman's minor sons, Gideon and Samuel Friedman. Mrs. Friedman disclaims beneficial ownership of such shares. It also includes 266,200 shares owned by Beachwold Partners, L.P., in which Mrs. Friedman and Mr. Friedman are the general partners and their four children are the limited partners.

(8) Includes 17,322 shares held by William S. Friedman Grantor Trust for benefit of the children of Mr. Friedman, of which Mrs. Friedman is the trustee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficial and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 13, 1998.

                                            Amount and Nature
                                             of Beneficial             Percent of
 Name of Beneficial Owner                       Ownership               Class (1)
 ------------------------             ---------------------------       ---------

William S. Friedman                   1,255,914     (2)(3)(4)(5)          33%
                                                    (6)(7)(8)(9)

Irving E. Cohen                           7,571     (10)                  *

Sally Hernandez-Pinero                    6,940     (11)                  *

Dan L. Johnston                           7,055     (12)                  *

Lance Liebman                             7,545     (13)                  *

L. G. Schafran                            6,940     (11)                  *

Raymond V.J. Schrag                      14,726     (14)                  *

Carl B. Weisbrod                          7,501     (15)                  *

All Trustees and Executive            1,314,192     (2)(3)(4)(5)(6)       34.5%
Officers as a group                                 (7)(8)(9)(10)(11)
(8 individuals)                                     (12)(13)(14)(15)

----------------

*     Less than 1%.

(1) Percentages are based upon 3,809,829 shares of beneficial interest outstanding at March 13, 1998.

(2)   Mr. Friedman owns 18,465 shares of beneficial interest personally.

(3) Includes 804,393 shares owned by Mrs. Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(4) Does not include 19,965 shares owned by Mr. Friedman's adult son, Ezra Friedman, and 25,413 shares owned by Mr. Friedman's adult daughter, Tanya Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(5) Includes 35,052 shares owned by a trust for the benefit of the children and grandchildren of Samuel Friedman, deceased, William S. Friedman's father, for which Robert A. Friedman and Gerald C. Friedman, siblings of William S. Friedman, are the trustees. Such shares are distributable, per stirpes, to two of Mr. Friedman's siblings and his four children. Mr. Friedman disclaims beneficial ownership of such shares.

(6)   Includes 47,456 shares owned by TCC.

(7)   Includes 38,984 shares owned by Tarragon Partners, Ltd.

(8) Includes 13,943 shares and 14,099 shares owned by Mr. Friedman's minor sons, Gideon and Samuel Friedman. Mr. Friedman disclaims beneficial ownership of such shares. It also includes 266,200 shares owned by Beachwold Partners, L.P.

(9)   Includes 17,322 shares held by William S. Friedman Grantor Trust.

(10) Includes 631 shares owned by Irving E. Cohen directly and 6,940 shares covered by four separate presently exercisable options.

(11) Includes 6,940 shares covered by four separate presently exercisable options.

(12) Includes 115 shares owned by Dan L. Johnston directly and 6,940 shares covered by four separate presently exercisable options.

(13) Includes 605 shares owned by Lance Liebman directly and 6,940 shares covered by four separate presently exercisable options.

(14) Includes 7,786 shares owned by Raymond V. J. Schrag directly and 6,940 shares covered by four separate presently exercisable options. Does not include 665 shares owned by Mr. Schrag's wife as custodian for his minor son, Ben, or 665 shares owned by Mr. Schrag's adult daughter, Rebecca, as to which Mr. Schrag disclaims any beneficial ownership.

(15) Includes 561 shares owned by Carl B. Weisbrod directly and 6,940 shares covered by four separate presently exercisable options.





                     [This space intentionally left blank.]

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

Since April 1, 1994, Tarragon has served as the Trust's advisor pursuant to an advisory agreement. Mr. Friedman serves as Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 33% of the outstanding shares of the Trust.

Since March 1, 1994, Tarragon has also served as TRI's advisor. William S. Friedman also serves as a Director, President, and Chief Executive Officer of TRI. TRI has the same relationship with Tarragon as the Trust. Mr. Friedman owes fiduciary duties to TRI as well as the Trust under applicable law.

In February 1998, National Omni Associates, L.P., in which the Trust holds a 46% interest, paid a brokerage commission of $100,000 to Highland Funding Corp., for which Chester Beck, who serves as a Director for TRI, serves as President, for consulting services provided in connection with the acquisition of 5600 Collins Avenue.

From January 1993 to December 1997, FMS, Inc., a company of which Mr. Willie K. Davis, former Trustee of the Trust and current Director of TRI, is Chairman, President, and sole shareholder, provided property-level management services for several properties owned by the Trust. In 1997 and 1996, FMS, Inc., earned fees of $82,292 and $80,920, respectively, for performing such services. The Trust believes that such fees were at least as favorable to the Trust as those that would have been paid to unaffiliated third parties for the performance of similar services.

Related Party Transactions

Historically, the Trust has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Prior to January 11, 1995, all related party transactions entered into by the Trust were to be approved by a majority of the Trust's Board of Trustees, including a majority of the Independent Trustees. In addition, the Related Party Transaction Committee of the Board was to review all such transactions prior to their submission to the Board for consideration. The Trust's management believes that all of the related party transactions were at least as advantageous to the Trust as could have been obtained from unrelated third parties.

The Trust is a partner with CMET in Sacramento Nine ("SAC 9"). SAC 9, which currently owns two office buildings in the vicinity of Sacramento, California, is owned 70% by the Trust which is a non-controlling partner. The SAC 9 joint tenancy agreement requires unanimous consent of both the Trust and CMET for any material changes in the operations of SAC 9's properties, including sales, refinancings, and property management changes. Until March 9, 1995, Geoffrey C. Etnire, a Trustee of CMET, was also a Trustee of the Trust. Since that time, the Trust and CMET share no Trustees.

On December 10, 1990, the Board, based on the recommendation of its Related Party Transaction Committee, authorized the purchase of up to $1 million of the shares of beneficial interest of CMET through negotiated or open market transactions. At December 31, 1994, the Trust owned 39,500 shares of beneficial interest of CMET which it purchased in 1990 and 1991 through open market transactions at a total cost to the Trust of $180,500. During the first quarter of 1995, the Trust sold the shares for $592,500 and, as a result, recorded a $412,000 gain on sale of investments.

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

Other liabilities at December 31, 1995, included non-interest bearing cash advances of $300,000 and $283,000 from Lucy N. Friedman (50% stockholder of Tarragon and a principal shareholder of the Trust) and Tarragon, respectively. Such advances were made to the Trust on a short term basis to facilitate the 1995 negotiated discounted payoffs of the mortgage loans secured by Bryan Hill Apartments, Meadowbrook Apartments, and Forest Oaks Apartments. In connection with the discounted payoffs, the Trust realized extraordinary gains on debt forgiveness totaling $670,000. The Trust repaid the advances in 1996. The remaining $255,000 due to affiliates at December 31, 1995, represented accrued mortgage brokerage commissions, advisory fees, and expense reimbursements to Tarragon which were paid in January 1996.

The Trust has incurred fees and expense reimbursements paid to Tarragon and TMI as follows (dollars in thousands):

                                                  1996                 1997
                                                 -------             --------
        Advisory fees.......................     $ 1,117             $  1,438
        Property management fees ...........       1,014                1,610
        Commercial lease commissions........         -                     39
        Real estate acquisition fees........         106                  234
        Equity refinancing fees.............         187                  773
        Expense reimbursements..............       1,176                1,411

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

Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Statements of Operations -
   Years Ended December 31, 1997, 1996, and 1995

Consolidated Statements of Shareholders' Equity
   Years Ended December 31, 1997, 1996, and 1995

Consolidated Statements of Cash Flows
   Years Ended December 31, 1997, 1996, and 1995

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule  III  -    Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number                Description
--------   ------------------------------------------------------------

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K (Continued)

Exhibit
Number                Description
--------   ------------------------------------------------------------

3.3 Amendment No. 2 to the Second Amended and Restated Declaration of Trust, (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 22, 1990) reporting deletion of liquidation provisions.

3.4 Amendment No. 3 to the Second Amended and Restated Declaration of Trust, (incorporated by reference to the Registrant's Current Report on Form 8-K dated June 3, 1992) reporting the extension of the holding period of the Trust's marketable equity securities.

3.5 Amendment No. 4 to the Second Amended and Restated Declaration of Trust, dated March 20, 1997, (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997) reporting amendments to various authority provisions of the Declaration of Trust.

3.6 Restated Trustees' Regulations dated as of April 21, 1989 (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 24, 1989).

10.1 Advisory Agreement dated April 1, 1995, between National Income Realty Trust and Tarragon Realty Advisors, Inc. (incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K dated April 1, 1995).

21.0       Subsidiaries of the Registrant.

27.0       Financial Data Schedule.

(b) No reports on Form 8-K were filed during the fourth quarter covered by this report or with respect to events occurring after the period covered by this report but prior to the filing of this report.







                     [This space intentionally left blank.]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL INCOME REALTY TRUST

Dated: March  30, 1998                        By: /s/ William S. Friedman
      -----------------------                    ------------------------------
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


Signature                             Capacities In Which Signed             Date
/s/ Carl B. Weisbrod                  Trustee and Chairman of the Board      March  13, 1998
--------------------------------
Carl B. Weisbrod

/s/ William S. Friedman               President, Chief Executive Officer,    March  30, 1998
--------------------------------      and Trustee
 William S. Friedman                  (Principal Executive Officer)

/s/ Robert C. Irvine                  Executive Vice President and           March  30, 1998
--------------------------------      Chief Financial Officer
Robert C. Irvine                      (Principal Financial Officer)

/s/ Erin D. Davis                     Vice President and                     March  30, 1998
--------------------------------      Chief Accounting Officer
Erin D. Davis                         (Principal Accounting Officer)

/s/ Irving E. Cohen                   Trustee                                March  30, 1998
--------------------------------
Irving E. Cohen

/s/ Sally Hernandez-Pinero            Trustee                                March  30, 1998
--------------------------------
Sally Hernandez-Pinero

/s/ Dan L. Johnston                   Trustee                                March  30, 1998
--------------------------------
Dan L. Johnston

/s/ Lance Liebman                     Trustee                                March  30, 1998
--------------------------------
Lance Liebman


--------------------------------      Trustee
Lawrence G. Schafran


/s/ Raymond V.J. Schrag               Trustee                                March  30, 1998
--------------------------------
Raymond V. J. Schrag

                                 EXHIBIT INDEX

Exhibit
Number                Description
--------   ------------------------------------------------------------
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

3.3        Amendment No. 2 to the Second Amended and Restated Declaration of
           Trust, (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 22, 1990) reporting deletion of liquidation provisions.

3.4        Amendment No. 3 to the Second Amended and Restated Declaration of
           Trust, (incorporated by reference to the Registrant's Current Report on Form 8-K dated June 3, 1992) reporting the extension of the holding period of the Trust's marketable equity securities.

3.5        Amendment No. 4 to the Second Amended and Restated Declaration of
           Trust, dated March 20, 1997, (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997) reporting amendments to various authority provisions of the Declaration of Trust.

3.6        Restated Trustees' Regulations dated as of April 21, 1989
           (incorporated by reference to the Registrant's Current Report on Form
           8-K dated March 24, 1989).

10.1       Advisory Agreement dated April 1, 1995, between National Income
           Realty Trust and Tarragon Realty Advisors, Inc. (incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on
           Form 8-K dated April 1, 1995).

21.0       Subsidiaries of the Registrant.

27.0       Financial Data Schedule.