Form 10-Q
period 1998-03-31
NATIONAL INCOME REALTY TRUST
filed 1998-05-13
CIK 277577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    -------

                          Commission File Number 0-9211
                                                --------

                          NATIONAL INCOME REALTY TRUST
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                      94-2537061
---------------------------------------------              ------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                               Identification No.)


         280 Park Avenue, East Building, 20th Floor, New York, NY 10017
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 949-5000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

Shares of Beneficial Interest, No par value                  3,812,630
-------------------------------------------         ----------------------------
             (Class)                                (Outstanding at May 7, 1998)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended March 31, 1998, have not been audited by independent certified public accountants, but, in the opinion of management of National Income Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                          NATIONAL INCOME REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           March 31,   December 31,
                                                                            1998           1997
                                                                          ---------    ------------
                      Assets
Real estate held for sale (net of accumulated depreciation
  of $593 in 1998 and 1997) ..........................................    $   5,129     $   5,123
Less - allowance for estimated losses ................................       (1,194)       (1,194)
                                                                          ---------     ---------
                                                                              3,935         3,929
Real estate held for investment (net of accumulated
  depreciation of $47,541 in 1998 and $45,440 in 1997) ...............      230,528       230,007
Investments in partnerships ..........................................       19,941        13,839
Cash and cash equivalents ............................................        1,421         4,262
Restricted cash ......................................................        4,958         4,300
Other assets, net ....................................................        9,240         9,303
                                                                          ---------     ---------
                                                                          $ 270,023     $ 265,640
                                                                          =========     =========

       Liabilities and Shareholders' Equity
Liabilities
Notes and interest payable ...........................................    $ 189,938     $ 184,126
Other liabilities ....................................................       10,175        10,423
                                                                          ---------     ---------
                                                                            200,113       194,549
Commitments and contingencies.........................................
Shareholders' equity
Shares of beneficial interest, no par value; authorized
  shares, unlimited; shares outstanding, 3,814,670 in 1998
  and 3,812,404 in 1997 (after deducting 904,006 shares
  in 1998 and 896,962 shares in 1997 held in treasury) ...............       11,453        11,446
Paid-in capital ......................................................      281,670       281,638
Accumulated distributions in excess of
  accumulated earnings ...............................................     (223,196)     (222,126)
Accumulated other comprehensive income ...............................          (17)          133
                                                                          ---------     ---------
                                                                             69,910        71,091
                                                                          ---------     ---------
                                                                          $ 270,023     $ 265,640
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

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                   For the Three Months
                                                                      Ended  March 31,
                                                                --------------------------
                                                                   1998            1997
                                                                -----------     ----------
Revenue
   Rentals .................................................    $    13,861     $   11,955
   Interest ................................................            215             67
   Equity in income of partnerships ........................            180            158
                                                                -----------     ----------
                                                                     14,256         12,180
Expenses
   Property operations .....................................          7,406          6,674
   Interest ................................................          3,732          2,747
   Depreciation ............................................          2,100          1,500
   Advisory fee to affiliate ...............................            432            376
   General and administrative ..............................            572            542
                                                                -----------     ----------
                                                                     14,242         11,839
                                                                -----------     ----------

Income before gain on sale of investments and
   extraordinary loss ......................................             14            341
Gain on sale of investments ................................            117             --
                                                                -----------     ----------
Income from continuing operations ..........................            131            341
Extraordinary loss .........................................           (262)            --
                                                                -----------     ----------
Net income (loss) ..........................................    $      (131)    $      341
                                                                ===========     ==========

Other comprehensive income:
   Unrealized losses on marketable equity securities .......            (33)            --
   Realized gains on marketable equity securities ..........           (117)            --
                                                                -----------     ----------

Net loss recognized in other comprehensive income ..........           (150)            --
                                                                -----------     ----------
Comprehensive income (loss) ................................    $      (281)    $      341
                                                                ===========     ==========

Earnings per share - basic and diluted
Income from continuing operations ..........................    $       .03     $      .09
Extraordinary loss .........................................           (.06)            --
                                                                -----------     ----------
Net income (loss) ..........................................    $      (.03)    $      .09
                                                                ===========     ==========

Weighted average shares of beneficial interest
   used in computing earnings per share ....................      3,820,556      3,868,328
                                                                ===========     ==========

Weighted average shares of beneficial interest used in
   computing earnings per share - assuming dilution ........      3,876,723      3,906,728
                                                                ===========     ==========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                    Accumulated
                                                    Shares of                      Distributions    Accumulated
                                              Beneficial Interest                   in Excess of       Other
                                             ----------------------      Paid-in     Accumulated   Comprehensive      Shareholders'
                                              Shares        Amount       Capital      Earnings        Income             Equity
                                             ---------     --------     ---------     ---------       ------            --------

Balance, December 31, 1997 .............     3,812,404     $ 11,446     $ 281,638     $(222,126)       $ 133            $ 71,091

Repurchase of shares
  of beneficial interest ...............        (7,044)         (21)         (104)           --           --                (125)

Cash distributions
  ($0.20 per share) ....................            --           --            --          (775)          --                (775)


Share distributions ....................         9,310           28           136          (164)          --                  --

Net loss recognized in other
  comprehensive income .................            --           --            --            --         (150)               (150)

Net loss ...............................            --           --            --          (131)          --                (131)
                                             ---------     --------     ---------     ---------        -----            --------

Balance, March  31, 1998 ...............     3,814,670     $ 11,453     $ 281,670     $(223,196)       $ (17)           $ 69,910
                                             =========     ========     =========     =========        =====            ========






              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 For the Three Months
                                                                   Ended March 31,
                                                                ---------------------
                                                                  1998         1997
                                                                --------     --------
 Cash Flows from Operating Activities
  Rentals collected ........................................    $ 14,096     $ 11,768
  Interest collected .......................................          57           70
  Interest paid ............................................      (3,505)      (2,405)
  Payments for property operations .........................      (8,163)      (8,334)
  General and administrative expenses paid .................        (655)        (731)
  Advisory fee paid to affiliate ...........................        (447)        (556)
  Deferred borrowing costs paid ............................        (469)        (415)
                                                                --------     --------

     Net cash provided by (used in) operating activities ...         914         (603)

Cash Flows from Investing Activities
  Acquisition of real estate ...............................          --         (414)
  Real estate improvements .................................      (2,671)      (3,373)
  Note receivable collections ..............................          57            8
  Earnest money deposits received (paid), net ..............         135         (116)
  Net contributions and advances to partnerships ...........      (6,393)      (2,433)
  Proceeds from sale of marketable equity securities .......         417           --
                                                                --------     --------

     Net cash (used in) investing activities ...............      (8,455)      (6,328)

Cash Flows from Financing Activities
  Proceeds from borrowings .................................      15,142       19,350
  Payments of mortgage notes payable .......................      (9,501)      (8,998)
  Margin account repayments, net ...........................          (6)      (1,527)
  Replacement escrow deposits, net .........................         (62)        (332)
  Repurchase of shares of beneficial interest ..............        (125)         (27)
  Distributions to shareholders ............................        (748)        (705)
                                                                --------     --------

     Net cash provided by financing activities .............       4,700        7,761
                                                                --------     --------

Net increase (decrease) in cash and cash equivalents .......      (2,841)         830

Cash and cash equivalents, beginning of period .............       4,262        3,862
                                                                --------     --------

Cash and cash equivalents, end of period ...................    $  1,421     $  4,692
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

                          NATIONAL INCOME REALTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                                    -------------------
                                                                                     1998        1997
                                                                                    -------     -------
Reconciliation of net income (loss) to net cash
  provided by (used in) operating activities:
  Net income (loss) ............................................................    $  (131)    $   341
  Extraordinary loss ...........................................................        262          --
  Gain on sale of marketable equity securities .................................       (117)         --
  Depreciation and amortization ................................................      2,379       1,677
  Equity in income of partnerships .............................................       (180)       (158)
  Interest on advances to partnerships .........................................       (158)         --
  Changes in other assets and liabilities, net of effects of noncash investing and financing activities
       Decrease in interest receivable .........................................         --           3
       (Increase) in other assets ..............................................     (1,560)     (1,871)
       Increase (decrease) in other liabilities ................................        407        (804)
       Increase in interest payable ............................................         12         209
                                                                                    -------     -------

     Net cash provided by (used in) operating activities .......................    $   914     $  (603)
                                                                                    =======     =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of real estate:
     Real estate ...............................................................    $    --     $ 2,098
     Other assets ..............................................................         --         (22)
     Notes and interest payable ................................................         --      (1,641)
     Other liabilities .........................................................         --         (21)
                                                                                    -------     -------
         Cash paid .............................................................    $    --     $   414
                                                                                    =======     =======


Real estate written off pursuant to condemnation ...............................    $    --     $ 2,209
Note and accrued interest receivable written off ...............................    $    --     $   977
Note payable written off pursuant to the condemnation of
  the collateral property ......................................................    $    --     $ 1,725
Allowances for estimated losses charged off in connection
  with the write-off of real estate and note receivable ........................    $    --     $ 1,462





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. Dollar amounts in tables are in thousands. Certain 1997 balances have been reclassified to conform to the 1998 presentation.

On January 1, 1998, the Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Accumulated other comprehensive income presented in the accompanying March 31, 1998, Consolidated Balance Sheet and Consolidated Statement of Shareholders' Equity represents unrealized holding losses on marketable equity securities.

NOTE 2.  INVESTMENTS IN PARTNERSHIPS

Investments in partnerships, accounted for using the equity method, consisted of the following at March 31, 1998:

Sacramento Nine ............................................    $   549
Ansonia Apartments, L.P. ...................................      1,148
Danforth National Apartments, Ltd. ("Danforth") ............      3,711
801 Pennsylvania Avenue ....................................      3,172
National Omni Associates, L.P. ("Omni") ....................      4,865
RI Windsor, Ltd. ("Windsor") ...............................      2,586
RI Panama City, Ltd. ("Panama City") .......................      1,715
Tarragon Savannah, L.P. ("Savannah") .......................      2,195
                                                                -------
                                                                $19,941
                                                                =======

In December 1997, the Trust contributed $721,000 to Omni in exchange for a 55% general partner interest in this partnership. In 1998, the Trust contributed an additional $4.1 million to Omni, which purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. $26 million of the purchase price was financed through first and second lien mortgages. In connection with this transaction, Omni paid Tarragon Realty Advisors, Inc., ("Tarragon") a $150,000 acquisition fee. In accordance with the partnership agreement, the Trust is to receive a preferred return of 10% compounded monthly on its contributions. The Trust will receive 78% of the partnerships' cash distributions until the preferred return is paid and the Trust's contributions have been repaid. The Trust will receive 55% of subsequent cash distributions from the partnership.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  INVESTMENTS IN PARTNERSHIPS (Continued)

The following information summarizes the results of operations for these partnerships for the three months ended March 31, 1998 (unaudited):

Rental revenue ..................................................    $ 1,801
Property operating expenses .....................................       (734)
Interest expense ................................................       (901)
Depreciation expense ............................................       (267)
                                                                     -------
Net loss .......................................................     $  (101)
                                                                     =======

The above summarized financial information includes no operations for Danforth and Savannah, each of which owns an apartment property under construction with an aggregate 538 units. Operations for Windsor and Panama City are reflected in the above summarized results of operations. Construction of Windsor's sole property, The Mayfaire at Windsor Parke, a 324-unit property in Jacksonville, Florida, was substantially complete at March 31, 1998, and the property was in lease-up. Panama City's sole property, Harbour Green, a 200-unit property in Panama City, Florida, was also in lease-up during the first quarter of 1998, and construction was substantially completed in April 1998.

NOTE 3. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities are carried at fair value. These investments are included in "Other assets" in the accompanying Consolidated Balance Sheets. These investments are considered available for sale, and unrealized holding gains and losses are included in other comprehensive income. During the first quarter of 1998, unrealized losses of $33,000 were incurred, and investments with a cost basis of $300,000 (determined by the average cost method) were sold for $417,000, resulting in realized gains of $117,000.

NOTE 4.  NOTES AND INTEREST PAYABLE

Pursuant to a Master Repurchase Agreement (the "Agreement") with an investment bank entered into in April 1996, the Trust purchased the $3.1 million Fannie Mae mortgage backed security ("Fannie Mae MBS") issued by the lender in connection with the financing of Forest Oaks at a 1/2% discount in June 1996 and the $16.8 million Government National Mortgage Association mortgage backed security ("GNMA MBS") issued by the lender in connection with the financing of Heather Hills at a 2.7% discount in July 1996. The investment bank purchased the Fannie Mae MBS and the GNMA MBS from the Trust for 92% of the aggregate value, or $17.9 million, and the Trust agreed to repurchase the MBSs from the investment bank one month later at the same price plus interest at the London Interbank Offered Rate ("LIBOR") plus 1/2% per annum. As provided for in the Agreement, the Trust and the investment bank extended the repurchase date monthly. In January 1997, the Trust entered into a similar repurchase transaction with a government sponsored enterprise which purchased the MBSs for 97% of their aggregate value, or $19.3 million, and the Trust agreed to repurchase them in February 1997 for the same price plus interest at 5.4% per annum. The Trust and the government sponsored enterprise have since extended the repurchase date monthly. In November 1997, the Trust purchased the $2.7 million Fannie Mae MBS issued by the lender in connection with the financing of Cross Creek Apartments ("Cross Creek") at face value. The government sponsored enterprise purchased the Cross Creek Fannie Mae MBS

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  NOTES AND INTEREST PAYABLE (Continued)

along with the other MBSs in November 1997 pursuant to the same reverse repurchase agreement. The repurchase date has been extended to May 1998, and the current repurchase price is $22.3 million. The repurchase transaction has resulted in effective interest rates as of March 31, 1998, on the Forest Oaks, Heather Hills, and Cross Creek financings of 6.82%, 6.07%, and 7.21%, respectively.

The Trust is exposed to a demand for additional collateral or, in the alternative, credit loss in the event the interest rate associated with the repurchase transaction fluctuates in a manner that is unfavorable to the Trust's interest in the MBSs. However, the Trust intends to either pay off the mortgages or modify the mortgages to increase the interest rates prior to any significant credit loss.

In May 1997, the Trust accepted a commitment from GMAC Commercial Mortgage Corporation for a $50 million revolving credit facility. Advances under the facility are available to finance properties currently owned by the Trust as well as new acquisitions. The outstanding balance is limited to the lesser of 75% of the value of the collateral properties or an amount supported by a debt service coverage ratio of 1.25. The borrowing base may be increased by adding new or existing properties to the collateral pool. Advances are limited to the lesser of 75% of the appraised value of the property as stabilized or 80% of total acquisition costs which include the purchase price of a newly acquired property and the cost of improvements incurred between the date of acquisition and the date that any mortgage secured by that property is recorded. A newly acquired property is defined as a property owned by the Trust for less than one year. The outstanding balance under the facility bears interest at the 30 day LIBOR plus a variable spread of between 2% and 2.5% which is determined based on the loan-to-value and debt service coverage maintained. Payment terms include interest only monthly with the outstanding balance due at maturity, which is 36 months from the date of the first advance. The Trust may extend the maturity by two six-month terms, but no new fundings may occur under the facility during any extension period. The Trust has obtained fundings under this revolving credit facility totaling $43.2 million, $42 million of which were obtained in 1997, secured by first mortgages against nine Trust properties. The Trust received net cash proceeds of $27.4 million ($26.3 million in 1997) from these fundings after the payoff of existing mortgages of $13.5 million, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, the Trust paid Tarragon financing fees totaling $432,000 ($420,000 in 1997).

During the first quarter of 1998, the Trust closed separate mortgage loans secured by three properties totaling $13.8 million. After the payoff of $9 million in existing debt, establishing escrows for taxes, insurance, and repairs, and closing costs, the Trust received net cash proceeds of $3.6 million. In connection with these financings, the Trust paid Tarragon financing fees totaling $138,000.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three month periods ended March 31, 1998 and 1997. 1997 share and per share data have been restated to give effect to the 10% share distribution paid to shareholders in September 1997.

Following is a reconciliation of the weighted average shares of beneficial interest outstanding used in the computation of earnings per share and earnings per share - assuming dilution.

                                                      For the Three Months ended March 31,
                                                      ------------------------------------
                                                         1998                       1997
                                                      ---------                  ---------
Weighted average shares of
   beneficial interest outstanding ...............    3,820,556                  3,868,328

Share options ....................................       56,167                     38,400
                                                      ---------                  ---------

Weighted average shares of
   beneficial interest outstanding -
   assuming dilution .............................    3,876,723                  3,906,728
                                                      =========                  =========

NOTE 6.  INCOME TAXES

No provision has been made for federal income taxes because the Trust's management believes the Trust has qualified as a Real Estate Investment Trust, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 and expects that it will continue to do so.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position, or results of operations.

NOTE 8.  SUBSEQUENT EVENT

Upon the substantial completion of construction of The Vistas at Lake Worth, the Trust obtained $8.7 million of interim financing secured by this previously unencumbered property in April 1998. The Trust received net cash proceeds of $8.4 million and paid Tarragon a financing fee of $86,800 in connection with this transaction.





                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

National Income Realty Trust (the "Trust") invests in income-producing real estate through acquisitions, leases, and partnerships. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At March 31, 1998, the Trust's real estate portfolio included 61 properties, eight of which were held for sale, located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 40 apartment complexes, 14 shopping centers, three office buildings, three parcels of land, and one single-family residence. All of the Trust's real estate, except for ten properties, is encumbered by mortgages. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale or acquisition of real estate. Accordingly, as existing mortgages receivable have been paid off, the Trust's portfolio of mortgage notes receivable has declined and is expected to continue to decline.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $1.4 million at March 31, 1998, compared to $4.3 million at December 31, 1997. The Trust's principal sources of cash have been property operations and external sources, such as property sales and refinancings. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular distributions.

The Trust invested $2.7 million in capital improvements to its properties during the first quarter of 1998, including $1.3 million of construction costs for the Vistas at Lake Worth, which was completed in the first quarter of 1998. The Trust anticipates spending an additional $10.6 million for capital improvements to its properties during the remainder of 1998.

During the first quarter of 1998, the Trust made net contributions and advances totaling $6.4 million to partnerships accounted for using the equity method. $4.1 million represented contributions to National Omni Associates, L.P., which purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, in February 1998. $1.6 million represented advances to Tarragon Savannah, Ltd., in which the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Trust holds a 50% interest, and Danforth National Apartments, Ltd., in which the Trust holds an 80% noncontrolling interest. These two partnerships are each constructing a luxury apartment complex and have construction loans in place which are expected to fund all of the remaining construction costs.

During the three months ended March 31, 1998, the Trust received proceeds from the sale of marketable equity securities of $417,000 and realized gains on these sales totaling $117,000.

During the first quarter of 1998, the Trust obtained first mortgage financing totaling $15.1 million and received net cash proceeds of $4.9 million after the payoff of existing debt of $9 million, funding escrows, and paying associated closing costs. The Trust made other principal payments totaling $500,000 during the three months ended March 31, 1998. Principal payments of $15.7 million, including balloon payments of $11.5 million, are due during the remainder of 1998. The Trust intends to either pay off the maturing mortgages or extend the due dates while seeking to obtain long term refinancing. While management is confident of its ability to acquire financing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

During the three months ended March 31, 1998, the Trust repurchased 7,044 of its shares of beneficial interest at a total cost of $125,000. During 1996, the Board of Trustees (the "Board") authorized the Trust to repurchase up to an additional 281,592 shares of beneficial interest, of which 223,407 had been purchased as of March 31, 1998.

Cash distributions to shareholders totaling $810,000, or $0.20 per share, were declared by the Board in December 1997 and paid in the first quarter of 1998. Cash distributions to shareholders of $775,000, or $0.20 per share, were declared by the Board in March 1998 and paid in April 1998. The Trust has paid regular quarterly cash distributions since September 1993.

Results of Operations

The Trust reported a net loss of $131,000 for the three months ended March 31, 1998, compared to net income of $341,000 for the three months ended March 31, 1997. The components of the change in results from operations are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $5.3 million for the three months ended March 31, 1997, to $6.5 million for the corresponding period in 1998.

   Multifamily Properties

   The Trust's multifamily portfolio, which accounted for 66% of the Trust's real estate and included 7,987 operating units at March 31, 1998, reported an increase in net rental income of $1.1 million, or 25%, for the three months ended March 31, 1998, compared to the corresponding period in 1997. $591,000 of this increase resulted from properties acquired in 1997. A decrease of $285,000 resulted from the sale of three multifamily properties during 1997. The remainder of the increase comes from higher rents and decreased vacancy losses for multifamily properties held in both years. Overall, physical occupancy levels have increased for multifamily properties held in both years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

   Commercial Properties

   The Trust's commercial portfolio included 1.6 million square feet at March 31, 1998. The commercial properties reported an overall increase in net rental income of $191,000 principally due to increased rental rates. Overall, physical occupancy levels for commercial properties held in both years were slightly lower than reported in 1997.

Interest revenue increased $148,000 for the three months ended March 31, 1998, compared to the corresponding period in 1997 primarily due to interest earned on advances to certain partnerships in which the Trust holds investments accounted for using the equity method.

Interest expense increased $985,000 for the three months ended March 31, 1998, compared to the corresponding period in 1997. An increase of $480,000 resulted from the 1997 property acquisitions. In addition, long term and interim mortgage financing, including advances under line of credit facilities, obtained on properties held in both years increased mortgage loans by $42.1 million and the related interest expense by $645,000 for the same period. A decrease of $223,000 in interest expense resulted from the sale of three properties in 1997 and interest capitalized to the carrying values of unencumbered development properties during 1997 and 1998.

Depreciation expense increased from $1.5 million for the three months ended March 31, 1997, to $2.1 million for the corresponding period in 1998. Additional depreciation associated with the 1997 acquisitions and capital improvements to existing properties were the major contributors to this increase.

During the first quarter of 1998, the Trust recognized gains totaling $117,000 relating to the sales of investments in marketable equitable securities.

Also, during the first quarter of 1998, the Trust recognized $262,000 in extraordinary losses resulting from prepayment penalties and the write-off of deferred financing expenses associated with certain 1998 refinancings.

Funds from Operations

The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this report and with the discussion set forth above in "Liquidity and Capital Resources" and "Results of Operations."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds from Operations (Continued)

Funds from operations ("FFO") for the three month periods ended March 31, 1998 and 1997, are as follows (unaudited) (dollars in thousands):

                                                                           For the Three Months
                                                                             Ended March 31,
                                                                           ---------------------
                                                                             1998         1997
                                                                           ---------    --------
Net income (loss) ....................................................      $  (131)      $  341
Extraordinary loss ...................................................          262           --
Depreciation and amortization of real estate assets ..................        2,159        1,544
Depreciation and amortization of real estate assets of
   partnerships ......................................................          158           86
                                                                            -------       ------

Funds from operations ................................................      $ 2,448       $1,971
                                                                            =======       ======

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

Included in FFO for the three months ended March 31, 1998, are gains totaling $117,000 resulting from the Trust's sale of investments in marketable equity securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Estimated Losses and Provisions for Losses

The Trust's management periodically reviews the carrying values of the Trust's properties held for sale. Generally accepted accounting principles require that the carrying value of a property held for sale cannot exceed the lower of its cost or its estimated fair value less costs to sell. In those instances in which estimates of fair value less costs to sell of the Trust's properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The review of properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the property manager, and a review of the surrounding area. Future reviews could cause the Trust's management to adjust current estimates of fair value.

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

Tax Matters

As more fully discussed in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a REIT, as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

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

Possible Consolidation with Tarragon Realty Investors, Inc.

On February 19, 1998, the Trust and Tarragon Realty Investors, Inc., ("TRI") jointly announced the agreement of their respective boards to form a single consolidated entity with TRI, for convenience, as the survivor. The surviving consolidated entity is intended to operate as a self-administered REIT. The consolidation transaction will be submitted to shareholders of each of the Trust and TRI for approval at special meetings to be held during 1998. Under the proposed agreement, each shareholder of the Trust will receive 1.97 shares of TRI common stock for each share of beneficial interest of the Trust held. TRI, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $37 million as of December 31, 1997. Upon the approval and consummation of the consolidation transaction by the respective shareholders of each entity, TRI will acquire Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since April 1, 1994, and TRI's advisor since March 1, 1994, for 100,000 shares of common stock of TRI and options to acquire additional shares of common stock of TRI at prices ranging between $13 and $16 per share. The resulting consolidated enterprise with TRI as the survivor will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidation transaction will be accounted for as a reverse acquisition of TRI by the Trust.

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


      ---------------------------------------------------------------------


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         Exhibit 27.0      Financial Data Schedule.

  (b)    Reports on Form 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NATIONAL INCOME REALTY TRUST


Date:  May 12, 1998                           By: /s/ William S. Friedman
     -----------------------                     ------------------
                                                 William S. Friedman
                                                 President, Chief Executive
                                                 Officer, and Trustee





Date:  May 12, 1998                           By: /s/ Robert C. Irvine
     -----------------------                     ------------------
                                                 Robert C. Irvine
                                                 Executive Vice President and
                                                 Chief Financial Officer





Date:  May 12, 1998                           By: /s/ Erin D. Davis
     -----------------------                     ------------------
                                                 Erin D. Davis
                                                 Vice President and
                                                 Chief Accounting Officer

                          NATIONAL INCOME REALTY TRUST
                                INDEX TO EXHIBITS



EXHIBIT 27.0            Financial Data Schedule                  Page  20
