Form 10-Q
period 1998-06-30
NATIONAL INCOME REALTY TRUST
filed 1998-08-14
CIK 277577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ........... to ...........

                          Commission File Number 0-9211
                                                 ------

                          NATIONAL INCOME REALTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                                     94-2537061
---------------------------------------------              ---------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)


         280 Park Avenue, East Building, 20th Floor, New York, NY 10017
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 949-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Shares of Beneficial Interest, No par value                 3,780,665
-------------------------------------------      -------------------------------
                  (Class)                        (Outstanding at August 7, 1998)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended June 30, 1998, have not been audited by independent certified public accountants, but, in the opinion of management of National Income Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                          NATIONAL INCOME REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 June 30,     December 31,
                                                                ---------     ------------
                                                                   1998           1997
                                                                ---------      ---------
                            Assets
Real estate held for sale (net of accumulated depreciation
   of $15,055 in 1998 and $593 in 1997) ...................     $  61,636      $   5,123
Less - allowance for estimated losses .....................        (1,194)        (1,194)
                                                                ---------      ---------
                                                                   60,442          3,929
Real estate held for investment (net of accumulated
   depreciation of $34,503 in 1998 and $45,440 in 1997) ...       185,765        230,007
Investments in and advances to partnerships ...............        23,694         13,839
Cash and cash equivalents .................................         6,366          4,262
Restricted cash ...........................................         6,844          4,300
Other assets, net .........................................        10,241          9,303
                                                                ---------      ---------
                                                                $ 293,352      $ 265,640
                                                                =========      =========

              Liabilities and Shareholders' Equity
Liabilities
Notes and interest payable ................................     $ 210,826      $ 184,126
Other liabilities (including $1,316 due to affiliates) ....        12,994         10,423
                                                                ---------      ---------
                                                                  223,820        194,549
Commitments and contingencies..............................
Shareholders' equity
Shares of beneficial interest, no par value; authorized
  shares, unlimited; shares outstanding, 3,794,044  in 1998
  and 3,812,404  in 1997 (after deducting 953,506 in
  1998 and 896,962 in 1997 held in treasury) ..............        11,392         11,446
Paid-in capital ...........................................       281,192        281,638
Accumulated distributions in excess of
  accumulated earnings ....................................      (223,007)      (222,126)
Accumulated other comprehensive income ....................           (45)           133
                                                                ---------      ---------
                                                                   69,532         71,091
                                                                ---------      ---------
                                                                $ 293,352      $ 265,640
                                                                =========      =========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                             For the Three Months        For the Six Months
                                                Ended June 30,             Ended June 30,
                                            ----------------------     ----------------------
                                              1998          1997         1998          1997
                                            --------      --------     --------      --------
Revenue
  Rentals ................................  $ 13,924      $ 12,218     $ 27,785      $ 24,173
  Interest ...............................       222            90          437           157
  Equity in income of partnerships .......       194           198          374           356
                                            --------      --------     --------      --------
                                              14,340        12,506       28,596        24,686
Expenses
  Property operations ....................     7,703         6,778       15,109        13,452
  Interest ...............................     3,894         2,994        7,626         5,741
  Depreciation ...........................     1,671         1,593        3,771         3,093
  Advisory fee to affiliate ..............       304           301          736           677
  General and administrative .............       551           475        1,123         1,017
                                            --------      --------     --------      --------
                                              14,123        12,141       28,365        23,980
                                            --------      --------     --------      --------
Income before gain on sale of real
   estate, gain on sale of investments,
   and extraordinary loss ................       217           365          231           706
Gain on sale of real estate ..............     1,275         1,576        1,275         1,576
Gain on sale of investments ..............      --            --            117          --
                                            --------      --------     --------      --------
Income from continuing operations ........     1,492         1,941        1,623         2,282
Extraordinary loss on early
   extinguishment of debt.................      (68)         --           (330)         --
                                            --------      --------     --------      --------
Net income ...............................  $  1,424      $  1,941     $  1,293      $  2,282
                                            ========      ========     ========      ========

Other comprehensive income:
   Unrealized gains (losses) on
     marketable equity securities ........       (28)          434          (61)          434
   Realized gains on marketable
     equity securities ...................      --            --           (117)         --
                                            --------      --------     --------      --------
Net income (loss) recognized in
   other comprehensive income ............       (28)          434         (178)          434
                                            --------      --------     --------      --------
Comprehensive income .....................  $  1,396      $  2,375     $  1,115      $  2,716
                                            ========      ========     ========      ========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                  For the Three Months                For the Six Months
                                                     Ended June 30,                      Ended June 30,
                                           --------------------------------     --------------------------------
                                                1998               1997              1998               1997
                                           -------------      -------------     -------------      -------------
Earnings per share
Income from continuing operations .......  $         .39      $         .50     $         .42      $         .59
Extraordinary loss ......................           (.02)                --              (.08)                --
                                           -------------      -------------     -------------      -------------
Net income ..............................  $         .37      $         .50     $         .34      $         .59
                                           =============      =============     =============      =============

Weighted average shares of
  beneficial interest used in
  computing earnings per share ..........      3,809,872          3,872,590         3,826,585          3,881,871
                                           =============      =============     =============      =============

Earnings per share - assuming dilution
Income from continuing operations .......  $         .39      $         .50     $         .42      $         .58
Extraordinary loss ......................           (.02)              --                (.09)              --
                                           -------------      -------------     -------------      -------------
Net income ..............................  $         .37      $         .50     $         .33      $         .58
                                           =============      =============     =============      =============

Weighted average shares of beneficial
  interest used in computing earnings
  per share - assuming dilution .........      3,873,845          3,915,137         3,884,665          3,918,768
                                           =============      =============     =============      =============




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                              Accumulated
                                        Shares of                            Distributions  Accumulated
                                 Beneficial Interest                         in Excess of      Other
                             --------------------------        Paid-in       Accumulated   Comprehensive    Shareholders'
                               Shares          Amount          Capital        Earnings         Income           Equity
                             ----------      ----------      ----------      ----------      ----------      ----------
Balance, December 31,
  1997 ....................   3,812,404      $   11,446      $  281,638      $ (222,126)     $      133      $   71,091

Repurchase of shares
  of beneficial interest ..     (56,544)           (169)           (939)           --              --            (1,108)

Cash distributions
  ($0.40 per share) .......        --              --              --            (1,566)           --            (1,566)

Share distributions .......      32,238              97             511            (608)           --              --

Share options exercised ...       5,946              18             (18)           --              --              --

Net loss recognized in
  other comprehensive
  income ..................        --              --              --              --              (178)           (178)

Net income ................        --              --              --             1,293            --             1,293
                             ----------      ----------      ----------      ----------      ----------      ----------

Balance, June 30, 1998 ....   3,794,044      $   11,392      $  281,192      $ (223,007)     $      (45)     $   69,532
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

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             For the Six Months
                                                               Ended June 30,
                                                           ----------------------
                                                             1998          1997
                                                           --------      --------
Cash Flows from Operating Activities
  Rentals collected .....................................  $ 27,598      $ 23,808
  Interest collected ....................................       101           163
  Interest paid .........................................    (7,164)       (5,190)
  Payments for property operations ......................   (15,883)      (15,093)
  General and administrative expenses paid ..............    (1,161)       (1,104)
  Advisory fee paid to affiliate ........................      (658)         (786)
  Organizational costs paid .............................      (153)         --
  Deferred financing costs paid .........................    (1,415)       (1,385)
                                                           --------      --------
     Net cash provided by operating activities ..........     1,265           413

Cash Flows from Investing Activities
  Acquisition of real estate ............................    (3,807)       (9,630)
  Proceeds from the sale of real estate .................       972         2,854
  Real estate improvements ..............................    (6,251)      (10,620)
  Earnest money deposits paid ...........................      (403)         (150)
  Note receivable collections ...........................       127           166
  Investments in marketable equity securities ...........       (81)       (2,214)
  Proceeds from sale of marketable equity securities ....       417          --
  Net contributions and advances to partnerships ........   (12,732)       (3,615)
                                                           --------      --------
     Net cash (used in) investing activities ............   (21,758)      (23,209)

Cash Flows from Financing Activities
  Proceeds from borrowings ..............................    37,892        32,750
  Payments of mortgage notes payable ....................   (17,429)       (9,653)
  Margin account borrowings, net ........................       843           933
  Advances from affiliates, net .........................     1,316          --
  Replacement escrow deposits, net ......................      (791)          (92)
  Distribution from partnership's financing activities ..     3,758          --
  Repurchase of shares of beneficial interest ...........    (1,108)         (528)
  Distributions to shareholders .........................    (1,884)       (1,387)
                                                           --------      --------
     Net cash provided by financing activities ..........    22,597        22,023
                                                           --------      --------

Net increase (decrease) in cash and cash equivalents ....     2,104          (773)

Cash and cash equivalents, beginning of period ..........     4,262         3,862
                                                           --------      --------

Cash and cash equivalents, end of period ................  $  6,366      $  3,089
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

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                     ----------------------
                                                                                       1998          1997
                                                                                     --------      --------
Reconciliation of net income to net cash provided by operating activities:
    Net income ....................................................................  $  1,293      $  2,282
    Extraordinary loss ............................................................       330          --
    Gain on sale of investments ...................................................      (117)         --
    Gain on sale of real estate ...................................................    (1,275)       (1,576)
    Depreciation and amortization .................................................     4,270         3,459
    Equity in income of partnerships ..............................................      (374)         (356)
    Interest on advances to partnerships ..........................................      (338)         --
    Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
        Decrease in interest receivable ...........................................         1             5
        (Increase) in other assets ................................................    (3,844)       (3,626)
        Increase (decrease) in other liabilities ..................................     1,244           (51)
        Increase in interest payable ..............................................        75           276
                                                                                     --------      --------
Net cash provided by operating activities .........................................  $  1,265      $    413
                                                                                     ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of real estate:
    Real estate ...................................................................  $ 10,634      $ 16,633
    Other assets ..................................................................       765           121
    Notes and interest payable ....................................................    (7,060)       (6,699)
    Other liabilities .............................................................      (532)         (425)
                                                                                     --------      --------
        Cash paid .................................................................  $  3,807      $  9,630
                                                                                     ========      ========

Assets disposed of and liabilities released in connection with the sale of real estate:
    Real estate ...................................................................  $    677      $  3,028
    Other assets ..................................................................        71            89
    Notes and interest payable ....................................................    (1,046)       (1,758)
    Other liabilities .............................................................        (5)          (81)
    Gain on sale ..................................................................     1,275         1,576
                                                                                     --------      --------
        Cash received .............................................................  $    972      $  2,854
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

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         For the Six Months
                                                                           Ended June 30,
                                                                         ------------------
                                                                         1998          1997
                                                                         ----          ----
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  (Continued):

Real estate written off pursuant to condemnation .....................  $   --       $2,209

Note and accrued interest receivable written off .....................  $   --       $  977

Note payable written off pursuant to the condemnation of
  the collateral property ............................................  $   --       $1,725

Allowances for estimated losses charged off in connection
  with the write-off of real estate and note receivable ..............  $   --       $1,462




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. Dollar amounts in tables are in thousands. Certain 1997 balances have been reclassified to conform to the 1998 presentation.

On January 1, 1998, the Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Accumulated other comprehensive income presented in the accompanying June 30, 1998, Consolidated Balance Sheet and Consolidated Statement of Shareholders' Equity for the six months ended June 30, 1998, represents unrealized holding losses on marketable equity securities.

NOTE 2.  REAL ESTATE

In April 1998, the Trust sold Mountain View Shopping Center in Las Vegas, Nevada, for $2 million, receiving net cash proceeds of $972,000 (after the payoff of the $1 million mortgage and closing costs) and recognizing a gain on the sale of $1.3 million.

Also in April 1998, the Trust purchased a 43-acre tract of land adjacent to The Vistas at Lake Worth in Fort Worth, Texas, for $714,000. The Trust intends to construct an apartment community to be known as The Observatory on this land. The Trust paid Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since April 1, 1994, an acquisition fee of $7,000 in connection with this transaction.

In May 1998, the Trust purchased a 33-acre tract of land in Frisco, Texas, for $4.5 million, $3 million of which was financed with a mortgage that matures in March 1999. The Trust plans to build a luxury apartment community on this land. The Trust paid Tarragon a $45,000 acquisition fee and a $30,000 financing fee in connection with this transaction.

In June 1998, the Trust acquired three apartment properties with a total of 446 apartments for an aggregate purchase price of $5.4 million, $4 million of which was financed through the assumption of existing government-subsidized, low interest mortgages. The properties include Desert Winds and Silver Creek each with 152 units located in Jacksonville, Florida, and Palm Grove with 142 units located in Orlando, Florida. In connection with these acquisitions, the Trust paid Tarragon acquisition fees totaling $18,753.

In the second quarter of 1998, the Trust identified 12 multifamily properties with an aggregate 3,406 units and aggregate net carrying value of $56.8 million that it would pursue marketing for a possible bulk sale and, accordingly, reclassified these properties to real estate held for sale. Because the estimated fair values of these properties exceeded their carrying values, no loss was recognized upon their reclassification to real estate held for sale. The Trust ceased depreciating these properties in April 1998.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at June 30, 1998:

Sacramento Nine.........................................................              $           403
Ansonia Apartments, L.P. ("Ansonia")....................................                        4,898
Danforth National Apartments, Ltd. ("Danforth").........................                        3,796
801 Pennsylvania Avenue.................................................                         --
National Omni Associates, L.P. ("Omni").................................                        4,959
Orange National Partners, Ltd. ("Orange")...............................                        2,735
RI Windsor, Ltd. ("Windsor")............................................                        2,715
RI Panama City, Ltd. ("Panama City")....................................                        1,593
Tarragon Savannah, L.P. ("Savannah")....................................                        2,595
                                                                                      ---------------
                                                                                      $        23,694
                                                                                      ===============

In December 1997, the Trust contributed $721,000 to Omni in exchange for a 55% general partner interest in this partnership. In 1998, the Trust contributed an additional $4.4 million to Omni, which purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. $26 million of the purchase price was financed through first and second lien mortgages. In connection with this transaction, Omni paid Tarragon a $150,000 acquisition fee. In accordance with the partnership agreement, the Trust is to receive a preferred return of 10% compounded monthly on its contributions. Through December 31, 2001, the Trust will receive 78% of the partnership's cash distributions from operating net cash flow, as defined in the partnership agreement, until the preferred return has been paid and the Trust's contributions have been repaid. The Trust will receive 55% of subsequent cash distributions from the partnership. Any of the preferred return not paid as of December 31, 2001, is to be paid out of disposition net cash flow, as defined in the partnership agreement.

In April 1998, the Trust made a capital contribution of $200,000 and received a 1% general partner interest and a 49% limited partner interest in Orange, a limited partnership formed to construct a 328-unit luxury apartment complex to be known as The Vineyards at Eagle Harbour in Orange Park, Florida, at an estimated cost of $20 million. The property is expected to be completed in the third quarter of 1999. The partnership has obtained a $15.8 million loan to finance construction. The Trust also advanced the partnership $2.5 million which is to be repaid following completion and lease-up of the property. Until lease-up of the property, the construction loan is guaranteed by the other general partner. As the Trust holds a non-controlling interest in the partnership, it accounts for its investment in the partnership using the equity method.

Also in April 1998, Ansonia, in which the Trust holds a 70% non-controlling general partner interest, purchased Lakeview Apartments, an 88-unit complex in Waterbury, Connecticut, for $3 million. $2.4 million of the purchase price was financed through a new first mortgage. Ansonia paid Tarragon a financing fee of $24,200 in connection with this transaction.

In June 1998, new first mortgage financing in the amount of $4.2 million secured by 801 Pennsylvania Avenue was obtained. The Trust received $3.8 million of the financing proceeds, $3.5 million of which represented the Trust's original investment, subsequent advances, and accrued interest, and $267,000 of which represented the Trust's 50% participation in excess proceeds.

                         NATIONAL INCOME REALTY TRUST
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

The following information summarizes the results of operations for these partnerships for the six months ended June 30, 1998 (unaudited):

Rental revenue.........................................................              $          4,322
Property operating expenses............................................                        (2,111)
Interest expense.......................................................                        (2,143)
Depreciation expense...................................................                          (714)
                                                                                     ----------------
Net loss...............................................................              $           (646)
                                                                                     ================

The above summarized financial information includes no operations for Savannah, which owns a 250-unit apartment property under construction. Operations for Windsor, Panama City, and Danforth are reflected in the above summarized results of operations. Construction of Windsor's sole property, The Mayfaire at Windsor Parke, a 324-unit property in Jacksonville, Florida, was substantially complete at March 31, 1998, and the property is in lease-up. Panama City's sole property, Harbour Green, a 200-unit property in Panama City, Florida, began lease-up in January of 1998, and construction was substantially completed in April 1998. Danforth's sole property, the Club at Danforth, a 288-unit apartment property in Jacksonville, Florida, began lease-up in April 1998, and construction is expected to be complete in the third quarter of 1998.

NOTE 4.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities are carried at fair value. These investments are included in "Other assets" in the accompanying Consolidated Balance Sheets. These investments are considered available for sale, and unrealized holding gains and losses are included in other comprehensive income. During the first six months of 1998, unrealized losses of $61,000 were incurred, and investments with a cost basis of $300,000 (determined by the average cost method) were sold for $417,000, resulting in realized gains of $117,000.

NOTE 5.  NOTES AND INTEREST PAYABLE

In June 1996, the Trust purchased the $3.1 million Fannie Mae mortgage backed security ("Fannie Mae MBS") issued by the lender in connection with the financing of Forest Oaks Apartments at a 1/2% discount and simultaneously entered into a reverse repurchase agreement with an investment bank. The investment bank purchased the Fannie Mae MBS from the Trust for 92% of its value, and the Trust agreed to repurchase the MBS from the investment bank one month later at the same price plus interest at the London Interbank Offered Rate ("LIBOR") plus 1/2% per annum. In July 1996, the Trust purchased the $16.7 million Government National Mortgage Association mortgage backed security ("GNMA MBS") issued by the lender in connection with the financing of Heather Hills Apartments at a 2.7% discount and added this MBS to the reverse repurchase transaction with the investment bank. As provided for in the agreement, the Trust and the investment bank extended the repurchase date monthly, and the repurchase price fluctuated with changes in the values of the MBSs. In January 1997, the Trust entered into a similar repurchase transaction with a government sponsored enterprise which purchased the MBSs for 97% of their aggregate value, and the Trust agreed to repurchase them one month later at the same price plus interest at 5.4% per annum. The Trust and the

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES AND INTEREST PAYABLE (Continued)

government sponsored enterprise extended the repurchase date monthly, establishing a new repurchase price each time. In November 1997, the Trust purchased the $2.7 million Fannie Mae MBS issued by the lender in connection with the financing of Cross Creek Apartments at face value and added this MBS to the reverse repurchase transaction. In July 1998, the Trust renewed the reverse repurchase agreement with the investment bank. Currently, the repurchase date is September 1998, the repurchase price is $22.9 million, and the interest rate is LIBOR less 3 5/8 %. The reverse repurchase transaction has resulted in effective interest rates as of June 30, 1998, on the Forest Oaks, Heather Hills, and Cross Creek financings of 6.96%, 6.11%, and 7.44%, respectively.

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

In May 1997, the Trust accepted a commitment from GMAC Commercial Mortgage Corporation ("GMAC") for a $50 million revolving credit facility. Advances under the facility are available to finance properties currently owned by the Trust as well as new acquisitions. The outstanding balance is limited to the lesser of 75% of the value of the collateral properties or an amount supported by a debt service coverage ratio of 1.25. The borrowing base may be increased by adding new or existing properties to the collateral pool. Advances are limited to the lesser of 75% of the appraised value of the property as stabilized or 80% of total acquisition costs which include the purchase price of a newly acquired property and the cost of improvements incurred between the date of acquisition and the date that any mortgage secured by that property is recorded. A newly acquired property is defined as a property owned by the Trust for less than one year. The outstanding balance under the facility bears interest at the 30 day LIBOR plus a variable spread of between 2% and 2.5% which is determined based on the loan-to-value and debt service coverage maintained. Payment terms include interest only monthly with the outstanding balance due at maturity, which is 36 months from the date of the first advance. The Trust may extend the maturity by two six-month terms, but no new fundings may occur under the facility during any extension period. The Trust has obtained fundings under this revolving credit facility totaling $43.2 million, $42 million of which were obtained in 1997, secured by first mortgages against nine Trust properties. The Trust received net cash proceeds of $27.4 million ($26.3 million in 1997) from these fundings after the payoff of existing mortgages of $13.5 million, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, the Trust paid Tarragon financing fees totaling $432,000 ($420,000 in 1997).

In June 1998, the Trust entered into a $35 million revolving credit facility with GMAC with substantially the same terms as the $50 million revolving credit facility obtained in 1997. The outstanding balance under the facility bears interest at the 30-day LIBOR plus 2%. Payment terms include interest only monthly with the outstanding balance due at maturity, which is June 2001. Similar to the $50 million facility, the maturity of the $35 million facility may be extended by two six-month terms, but no new fundings may occur under the facility during any extension period. In June 1998, the Trust obtained fundings under this revolving credit facility of $9.5 million secured by first mortgages on two properties. The Trust received net cash proceeds of $4 million from these fundings after the payoff of existing mortgages totaling $5.1 million, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, the Trust paid Tarragon financing fees totaling $95,000.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES AND INTEREST PAYABLE (Continued)

In April 1998, the Trust obtained interim financing secured by The Vistas at Lake Worth of $9.5 million. After closing costs and establishing required escrows, the Trust received net cash proceeds of $9.1 million. The Trust paid Tarragon a financing fee of $95,000 in connection with this transaction.

During the first six months of 1998, the Trust obtained permanent financing from a government sponsored enterprise at fixed rates between 6.71% and 6.96% secured by four properties totaling $17.5 million. After the payoff of $11.4 million in existing debt, establishing escrows for taxes, insurance, and repairs, and closing costs, the Trust received net cash proceeds of $5 million. In connection with these financings, the Trust paid Tarragon financing fees totaling $175,120.

NOTE 6.  ADVANCES FROM AFFILIATES

Other liabilities at June 30, 1998, included $1.3 million advanced by Tarragon during the first six months of 1998 in part to facilitate acquisitions by the Trust and partnerships in which it holds interests. Such advances do not bear interest and are payable on demand.

NOTE 7.  EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three and six month periods ended June 30, 1998 and 1997. 1997 share and per share data have been restated to give effect to the 10% share distribution paid to shareholders in September 1997.

Following is a reconciliation of the weighted average shares of beneficial interest outstanding used in the computation of earnings per share and earnings per share - assuming dilution.

                                          For the Three Months         For the Six Months
                                            Ended June 30,              Ended June 30,
                                        -----------------------     -----------------------
                                           1998          1997          1998          1997
                                        ---------     ---------     ---------     ---------
Weighted average shares of
  beneficial interest outstanding ....  3,809,872     3,872,590     3,826,585     3,881,871

Share options ........................     63,973        42,547        58,080        36,897
                                        ---------     ---------     ---------     ---------

Weighted average shares of
  beneficial interest outstanding -
  assuming dilution ..................  3,873,845     3,915,137     3,884,665     3,918,768
                                        =========     =========     =========     =========

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

NOTE 10.  SUBSEQUENT EVENTS

In July 1998, the Trust obtained aggregate fundings of $4.3 million under the $50 million revolving credit facility. These fundings were obtained by increasing the debt against two properties previously financed with advances under the $50 million revolving credit facility. The Trust paid financing fees totaling $43,425 to Tarragon in connection with these transactions.

In August 1998, the Trust obtained a $7.1 million mortgage secured by Woodcreek Apartments in Jacksonville, Florida. The Trust received net proceeds of $2.7 million after the payoff of the existing $4 million mortgage, funding required escrows, and closing costs. The Trust paid Tarragon a $70,800 fee in connection with this financing.

In July and August 1998, Ansonia purchased six additional apartment properties in Connecticut in four separate transactions for an aggregate purchase price of $47.9 million, $40.6 million of which was financed with mortgages. The remainder of the purchase price was paid with funds the Trust contributed to Ansonia.




                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this report.

Introduction

National Income Realty Trust (the "Trust") invests in income-producing real estate through acquisitions, leases, and partnerships. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At June 30, 1998, the Trust's real estate portfolio included 65 properties, seven of which were held for sale, located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 43 apartment complexes, 13 shopping centers, three office buildings, five parcels of land, and one single-family residence. All of the Trust's real estate, except for ten properties, is encumbered by mortgages. The Trust's current policy is to make mortgage loans only in connection with, and to facilitate, the sale of real estate. Accordingly, as existing mortgages receivable have been paid off, the Trust's portfolio of mortgage notes receivable has declined and is expected to continue to decline.

The Trust's objective is to maximize the long term value of its real estate portfolio with an emphasis on increasing operating income and future cash distributions to shareholders. Management focuses on both the appreciation of the existing real estate portfolio, through intensive management and capital improvements, and enlarging the portfolio with highly selective and opportunistic acquisitions concentrated on older, undermanaged, and underperforming multifamily projects in geographical regions where the Trust presently owns properties. The Trust also intends to invest increasing amounts in new construction of apartment communities either directly or through partnerships. In the first six months of 1998, the Trust completed construction of three apartment communities, two of which are owned through partnerships. The Trust currently has five apartments communities under construction, three of which are owned through partnerships. To the extent it invests in construction projects, the Trust is subject to business risks, such as cost overruns and delays, associated with such higher risk activities. In addition to raising capital through operating income, the Trust intends to generate capital through mortgage refinancings and selective disposition of certain assets.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $6.4 million at June 30, 1998, compared to $4.3 million at December 31, 1997. The Trust's principal sources of cash have been property operations and external sources, such as property sales and refinancings. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular cash distributions.

The Trust purchased five properties during the six months ended June 30, 1998, for an aggregate purchase price of $10.6 million, a portion of which was financed through first mortgages totaling $7.1 million. The Trust paid cash totaling $3.8 million at closing of these purchases.

The Trust sold one shopping center during the six months ended June 30, 1998, recognizing a gain of $1.3 million and receiving net cash proceeds of $972,000.

The Trust invested $6.3 million in capital improvements to its properties during the first half of 1998, including $2.3 million on the construction of The Vistas at Lake Worth, which was substantially completed in the first quarter of 1998. The Trust anticipates expenditures for capital improvement on its properties (excluding those

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

under construction) during the remainder of 1998 to total approximately $7 million.

During the six months ended June 30, 1998, the Trust acquired a 50% interest in Orange National Partners, Ltd. ("Orange"), which is constructing an apartment property in Orange Park, Florida. During the first half of 1998, the Trust made net contributions and advances totaling $12.7 million to this and the previously formed partnerships accounted for using the equity method. Of this total, $4.4 million was contributed to National Omni Associates, L.P., which purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, in February 1998; $4.8 million was contributed or advanced to Tarragon Savannah, Ltd., and to Orange, in which the Trust holds 50% interests, and to Danforth National Apartments, Ltd., in which the Trust holds an 80% non-controlling interest. Each of these partnerships is constructing a luxury apartment community with a construction loan expected to fund remaining construction costs. The balance of $3.5 million represented contributions to Ansonia Apartments, L.P., which purchased Lakeview Apartments with 88 units located in Waterbury, Connecticut in April 1998 and six additional properties in July and August 1998.

During the six months ended June 30, 1998, the Trust received proceeds from the sale of marketable equity securities of $417,000 and realized gains on these sales totaling $117,000.

During the first half of 1998, the Trust obtained first mortgage financing totaling $37.9 million and received net cash proceeds of $19.3 million after the payoff of existing debt of $16.5 million, funding escrows, and paying associated closing costs. The Trust made other principal payments totaling $900,000 during the six months ended June 30, 1998. Principal payments of $5.2 million, including balloon payments of $4.2 million, are due during the remainder of 1998. The Trust intends to either pay off the maturing mortgages or extend the due dates while seeking to obtain long term refinancing. While management is confident of its ability to acquire financing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

The Company received advances from Tarragon Realty Advisors, Inc., ("Tarragon") totaling $1.3 million during the first six months of 1998. Such advances do not bear interest, are payable on demand, and were made on a short-term basis in part to facilitate acquisitions by the Trust and partnerships in which it holds interests.

The Trust received $3.8 million from the refinancing of 801 Pennsylvania Avenue in June 1998.

During the six months ended June 30, 1998, the Trust repurchased 56,544 of its shares of beneficial interest at a total cost of $1.1 million. During 1996, the Trust's Board of Trustees authorized the Trust to repurchase up to an additional 313,092 shares of beneficial interest, of which 272,907 had been purchased as of June 30, 1998.

Cash distributions to shareholders totaling $1.9 million, or $0.40 per share, were paid during the six month period ended June 30, 1998. The Trust has paid regular quarterly cash distributions since September 1993.

Results of Operations

The Trust reported net income of $1.4 million and $1.3 million, respectively, for the three and six month periods ended June 30, 1998, compared to net income of $1.9 million and $2.3 million, respectively, for the three and six month periods ended June 30, 1997. The major components of the change in results of operations are discussed in the following paragraphs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Net rental income (rental revenue less property operating expenses) increased from $5.4 million and $10.7 million for the three and six month periods ended June 30, 1997, to $6.2 million and $12.7 million for the corresponding periods in 1998.

   Multifamily Properties

   The Trust's multifamily portfolio, which represented 81% of the Trust's real estate and included 8,433 operating apartment units at June 30, 1998, reported increases in net rental income of $782,000, or 18%, and $1.9 million, or 21%, respectively, for the three and six month periods ended June 30, 1998, compared to the corresponding periods in 1997. Of these increases, $525,000 and $1 million are related to properties acquired in 1997 and 1998. Decreases of $204,000 and $490,000 resulted from the sale of three multifamily properties during 1997. The remainder of the increase comes from higher rents and decreased vacancy losses for multifamily properties held in both years. Overall, both physical and economic occupancy levels have increased for multifamily properties held in both years.

   Commercial Properties

   The Trust's commercial portfolio included 1.6 million square feet at June 30, 1998. The sale of Mountain View Shopping Center in April 1998 resulted in decreases in net rental income of $20,000 and $26,000, respectively, for the three and six month periods ended June 30, 1998, compared to the corresponding periods in 1997. The addition of Mariner Plaza Shopping Center to the Trust's commercial portfolio in August 1997 contributed additional net rental income of $52,000 and $108,000 for these periods. Overall, commercial properties held in both years reported an increase in net rental income of $141,000, for the six months ended June 30, 1998, compared to the corresponding period in 1997, principally due to increased rental rates, while net rental income for the three months ended June 30, 1998, was relatively stable compared to the corresponding period in 1997. Overall, physical occupancy levels for commercial properties held in both years were slightly lower than reported in 1997.

Interest revenue increased for the three and six month periods ended June 30, 1998, compared to the corresponding periods in 1997, primarily due to interest on advances to certain partnerships in which the Trust holds investments accounted for using the equity method.

Interest expense increased from $3 million and $5.7 million, respectively, for the three and six month periods ended June 30, 1997, to $3.9 million and $7.6 million, respectively, for the corresponding periods in 1998. Increases of $594,000 and $1.1 million resulted from the 1997 and 1998 acquisitions. In addition, long term and interim mortgage financing, including advances under line of credit facilities, obtained in 1997 and 1998 on properties held in both years increased mortgage loans by $64.5 million and the related interest expense by $569,000 and $1.2 million for these periods. Decreases of $176,000 and $354,000 resulted from the sale of four properties in 1997 and 1998.

Depreciation expense increased from $1.6 million and $3.1 million for the three and six months ended June 30, 1997, to $1.7 million and $3.8 million for the corresponding periods in 1998. Additional depreciation associated with the 1997 and 1998 acquisitions and capital improvements to existing properties were the major contributors to this increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

During the first half of 1998, the Trust recognized gains totaling $117,000 relating to sales of investments in marketable equity securities and a gain on the sale of real estate of $1.3 million.

Also, during the first half of 1998, the Trust recognized $330,000 in extraordinary losses resulting from prepayment penalties and the write-off of deferred financing expenses associated with certain 1998 refinancings.

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

Funds from operations ("FFO") for the three and six month periods ended June 30, 1998 and 1997, are as follows (unaudited) (dollars in thousands):

                                         For the Three Months       For the Six Months
                                             Ended June 30,           Ended June 30,
                                         --------------------      --------------------
                                          1998         1997         1998         1997
                                         -------      -------      -------      -------
Net income ............................  $ 1,424      $ 1,941      $ 1,293      $ 2,282
Extraordinary loss ....................       68         --            330         --
Gain on sale of real estate ...........   (1,275)      (1,576)      (1,275)      (1,576)
Depreciation and amortization of
  real estate assets ..................    1,712        1,634        3,871        3,178
Depreciation and amortization of
  real estate assets of partnerships ..      275          100          433          191
Distributions from partnerships in
  excess of the Trust's investments
  in the partnerships .................     (267)         (35)        (267)         (39)
                                         -------      -------      -------      -------
Funds from operations .................  $ 1,937      $ 2,064      $ 4,385      $ 4,036
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

Included in FFO for the six months ended June 30, 1998, are gains totaling $117,000 resulting from the Trust's sale of investments in marketable equity securities.

Allowances for Estimated Losses and Provisions for Losses

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

Possible Consolidation with Tarragon Realty Investors, Inc.

On February 19, 1998, the Trust and Tarragon Realty Investors, Inc., ("TRI") jointly announced the agreement of their respective boards to form a single consolidated entity with TRI, for convenience, as the survivor. The surviving consolidated entity is intended to operate as a self-administered REIT. The consolidation transaction will be submitted to shareholders of each of the Trust and TRI for approval at special meetings to be held during 1998. Under the proposed agreement, each shareholder of the Trust will receive 1.97 shares of TRI common stock for each share of beneficial interest of the Trust held. TRI, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $37 million as of December 31, 1997. Upon the approval and consummation of the consolidation transaction by the respective shareholders of each entity, TRI will acquire Tarragon, the Trust's advisor since April 1, 1994, and TRI's advisor since March 1, 1994, for 100,000 shares of common stock of TRI and options to acquire 350,000 shares of common stock of TRI at prices ranging between $13 and $16 per share. The resulting consolidated enterprise with TRI as the survivor will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidation transaction will be accounted for as a reverse acquisition of TRI by the Trust.

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




                     [This space intentionally left blank.]

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On February 19, 1998, National Income Realty Trust (the "Trust") and Tarragon Realty Investors, Inc., ("TRI") jointly announced the agreement of their respective boards to form a single consolidated entity with TRI as the survivor. On May 21, 1998, the Board of Trustees approved the forms of documents relating to such transaction, and, on June 5, 1998, the Trust and TRI each executed an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides, subject to shareholder approval of each entity, for the incorporation of the Trust as a California corporation and the merger of that California corporation with and into TRI, with TRI as the surviving entity. Under the Merger Agreement, at the consummation of the transaction, each shareholder of the Trust will receive 1.97 shares of TRI's common stock for each share of beneficial interest of the Trust held.

Also on June 5, 1998, as contemplated by the Merger Agreement, TRI and others executed a Stock Purchase Agreement (the "Advisor Acquisition Agreement") pursuant to which, subject to consummation of the Merger Agreement, TRI will acquire from William S. and Lucy N. Friedman all of the issued and outstanding stock of Tarragon Realty Advisors, Inc. ("Tarragon"), the contractual advisor to TRI since March 1, 1994, and to the Trust since April 1, 1994, for 100,000 shares of TRI common stock and options to acquire 350,000 shares of TRI common stock at prices ranging between $13 and $16 per share. Assuming the approval and implementation of the Merger Agreement, at the time of consummation of the Advisor Acquisition Agreement, Tarragon will become a wholly-owned subsidiary of TRI, and TRI will assume indebtedness of up to $1 million of Tarragon. At that time, the contractual advisory agreement with the Trust will be terminated. If for any reason the Merger Agreement is not consummated, the Advisor Acquisition Agreement will also not be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

     Exhibit No.                Description

         2.1 Agreement and Plan of Merger dated June 5, 1998, between Tarragon Realty Investors, Inc., and National Income Realty Trust (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-60527 on Form S-4).

         27.0                   Financial Data Schedule.

(b) Reports on Form 8-K:

    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NATIONAL INCOME REALTY TRUST




Date: August 14, 1998                         By: /s/ William S. Friedman
     --------------------------------             ------------------------------
                                                  William S. Friedman
                                                  President, Chief Executive
                                                  Officer, and Trustee





Date: August 14, 1998                         By: /s/ Robert C. Irvine
     --------------------------------             ------------------------------
                                                  Robert C. Irvine
                                                  Executive Vice President and
                                                  Chief Financial Officer




Date: August 14, 1998                         By: /s/ Erin D. Davis
     --------------------------------             ------------------------------
                                                  Erin D. Davis
                                                  Vice President and
                                                  Chief Accounting Officer

                          NATIONAL INCOME REALTY TRUST
                                INDEX TO EXHIBITS

Exhibit No.               Description
-----------               -----------
   2.1                    Agreement and Plan of Merger dated June 5, 1998, between Tarragon
                          Realty Investors, Inc., and National Income Realty Trust

   27.0                   Financial Data Schedule