Form 10-Q
period 1998-09-30
NATIONAL INCOME REALTY TRUST
filed 1998-11-16
CIK 277577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                          ------------  ------------

                          Commission File Number 0-9211

                          NATIONAL INCOME REALTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                                      94-2537061
---------------------------------------------                ----------------
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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---

 Shares of Beneficial Interest, No par value             3,635,409
 -------------------------------------------  ---------------------------------
                  (Class)                     (Outstanding at November 6, 1998)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended September 30, 1998, have not been audited by independent certified public accountants, but, in the opinion of management of National Income Realty Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                          NATIONAL INCOME REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           September 30,      December 31,
                                                                                           -------------      ------------
                                                                                               1998               1997
                                                                                           -------------      ------------
                             Assets
Real estate held for sale (net of accumulated depreciation
  of $20,106 in 1998 and $593 in 1997) ..............................................        $  65,836         $   5,123
Less - allowance for estimated losses ...............................................           (1,194)           (1,194)
                                                                                             ---------         ---------
                                                                                                64,642             3,929
Real estate held for investment (net of accumulated
  depreciation of $31,043 in 1998 and $45,440 in 1997) ..............................          185,497           230,007
Investments in and advances to partnerships .........................................           33,070            13,839
Cash and cash equivalents ...........................................................            1,195             4,262
Restricted cash .....................................................................            6,922             4,300
Other assets, net ...................................................................           11,523             9,303
                                                                                             ---------         ---------
                                                                                             $ 302,849         $ 265,640
                                                                                             =========         =========
               Liabilities and Shareholders' Equity
Liabilities
Notes and interest payable ..........................................................        $ 218,736         $ 184,126
Other liabilities (including advances from affiliates of
  $3,887 in 1998) ...................................................................           19,072            10,423
                                                                                             ---------         ---------
                                                                                               237,808           194,549
Commitments and contingencies .......................................................

Shareholders' equity
Shares of beneficial interest, no par value; authorized shares, unlimited;
  shares outstanding, 3,697,080 in 1998 and 3,812,404 in 1997 (after deducting
  1,058,137 in 1998 and 896,962 in 1997 held in treasury) ...........................           11,100            11,446
Paid-in capital .....................................................................          279,227           281,638
Accumulated distributions in excess of
  accumulated earnings ..............................................................         (225,208)         (222,126)
Accumulated other comprehensive income (loss) .......................................              (78)              133
                                                                                             ---------         ---------
                                                                                                65,041            71,091
                                                                                             ---------         ---------
                                                                                             $ 302,849         $ 265,640
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

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                             For the Three Months              For the Nine Months
                                                             Ended September 30,               Ended September 30,
                                                          -------------------------         -------------------------
                                                            1998             1997             1998             1997
                                                          --------         --------         --------         --------
Revenue
  Rentals .......................................         $ 14,740         $ 13,126         $ 42,525         $ 37,299
  Interest .......................................             277               88              714              245
  Equity in income (loss) of
    partnerships .................................            (558)             185             (184)             541
                                                          --------         --------         --------         --------
                                                            14,459           13,399           43,055           38,085
Expenses
  Property operations ............................           8,436            7,662           23,545           21,114
  Interest .......................................           4,275            3,378           11,901            9,119
  Depreciation ...................................           1,591            1,677            5,362            4,770
  Advisory fee to affiliate ......................             212              332              948            1,009
  General and administrative .....................             561              544            1,684            1,561
                                                          --------         --------         --------         --------
                                                            15,075           13,593           43,440           37,573
                                                          --------         --------         --------         --------

Income (loss) before gain on sale of
   real estate, gain on sale of
   investments, and extraordinary items ..........            (616)            (194)            (385)             512
Gain on sale of real estate ......................            --              2,774            1,275            4,350
Gain on sale of investments ......................               6              686              123              686
                                                          --------         --------         --------         --------
Income (loss) from continuing
   operations ....................................            (610)           3,266            1,013            5,548
Extraordinary items ..............................            (589)             353             (919)             353
                                                          --------         --------         --------         --------
Net income (loss) ................................        $ (1,199)        $  3,619         $     94         $  5,901
                                                          ========         ========         ========         ========

Other comprehensive income (loss):
   Unrealized gains (losses) on
     marketable equity securities ................             (27)             528              (88)             962
   Realized gains on marketable
     equity securities ...........................              (6)            (686)            (123)            (686)
                                                          --------         --------         --------         --------
Net income (loss) recognized in
   other comprehensive income ....................             (33)            (158)            (211)             276
                                                          --------         --------         --------         --------
Comprehensive income (loss) ......................        $ (1,232)        $  3,461         $   (117)        $  6,177
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

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                        For the Three Months           For the Nine Months
                                                         Ended September 30,            Ended September 30,
                                                     --------------------------     ---------------------------
                                                        1998            1997           1998             1997
                                                     ----------      ----------     ----------      -----------
Earnings per share
Income (loss) from continuing
  operations ................................        $     (.16)     $      .85     $      .26      $      1.43
Extraordinary items .........................              (.16)            .09           (.24)             .09
                                                     ----------      ----------     ----------      -----------
Net income (loss) ...........................        $     (.32)     $      .94     $      .02      $      1.52
                                                     ==========      ==========     ==========      ===========

Weighted average shares of
  beneficial interest used in
  computing earnings per share ..............         3,766,807       3,854,552      3,808,619        3,874,844
                                                     ==========      ==========     ==========      ===========

Earnings per share - assuming dilution
Income (loss) from continuing
  operations ................................        $     (.16)     $      .84     $      .26      $      1.42
Extraordinary items .........................              (.16)            .09           (.24)             .09
                                                     ----------      ----------     ----------      -----------
Net income (loss) ...........................        $     (.32)     $      .93     $      .02      $      1.51
                                                     ==========      ==========     ==========      ===========

Weighted average shares of beneficial
  interest used in computing earnings
  per share - assuming dilution .............         3,766,807       3,892,054      3,871,328        3,906,071
                                                     ==========      ==========     ==========      ===========
















              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                     Accumulated
                                               Shares of                             Distributions  Accumulated
                                           Beneficial Interest                       in Excess of      Other
                                        -------------------------        Paid-in      Accumulated   Comprehensive   Shareholders'
                                          Shares          Amount         Capital        Earnings    Income (Loss)      Equity
                                        ----------       --------       ---------       --------    -------------     --------
Balance, December 31,
 1997 ............................       3,812,404       $ 11,446       $ 281,638       $(222,126)     $  133         $ 71,091

Repurchase of shares
  of beneficial interest .........        (161,175)          (484)         (3,177)           --          --             (3,661)

Cash distributions
  ($0.60 per share) ..............            --             --              --            (2,314)       --             (2,314)

Share distributions ..............          35,525            107             755            (862)       --               --

Share options exercised ..........          10,326             31              11            --          --                 42

Net loss recognized in
  other comprehensive
  income .........................            --             --              --              --          (211)            (211)

Net income .......................            --             --              --                94        --                 94
                                        ----------       --------       ---------       ---------      ------         --------

Balance, September 30,
  1998 ...........................       3,697,080       $ 11,100       $ 279,227       $(225,208)     $  (78)        $ 65,041
                                        ==========       ========       =========       =========      ======         ========











              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                          For the Nine Months
                                                                           Ended September 30,
                                                                          ---------------------
                                                                           1998           1997
                                                                          -----           -----
Cash Flows from Operating Activities
  Rentals collected ..............................................      $ 42,202       $ 37,260
  Interest collected .............................................           151            251
  Interest paid ..................................................       (11,638)        (8,235)
  Payments for property operations ...............................       (23,635)       (22,906)
  General and administrative expenses paid .......................        (1,973)        (1,544)
  Advisory fee paid to affiliate .................................          (954)        (1,083)
  Organizational costs paid ......................................          (237)          --
  Deferred financing costs paid ..................................        (1,955)        (2,009)
                                                                        --------       --------
     Net cash provided by operating activities ...................         1,961          1,734

Cash Flows from Investing Activities
  Acquisition of real estate .....................................        (4,145)       (14,506)
  Real estate improvements .......................................       (11,312)       (19,461)
  Proceeds from sale of real estate ..............................           968          6,378
  Earnest money deposits paid ....................................        (1,001)          (237)
  Note receivable collections ....................................           203            176
  Investments in marketable equity securities ....................           (81)        (2,446)
  Proceeds from the sale of marketable equity securities .........           580          2,231
  Net contributions and advances to partnerships .................       (22,651)        (3,985)
                                                                        --------       --------
     Net cash (used in) investing activities .....................       (37,439)       (31,850)

Cash Flows from Financing Activities
  Proceeds from borrowings .......................................        50,176         51,208
  Payments of mortgage notes payable .............................       (21,806)       (18,213)
  Margin account borrowings, net .................................         2,419          1,049
  Advances from affiliates, net ..................................         3,937          --
  Replacement escrow receipts (deposits), net ....................           168         (1,172)
  Distribution from partnership's financing activities ...........         3,803           --
  Repurchase of shares of beneficial interest ....................        (3,661)          (748)
  Share options exercised ........................................            42           --
  Distributions to shareholders ..................................        (2,667)        (1,401)
                                                                        --------       --------
     Net cash provided by financing activities ...................        32,411         30,723
                                                                        --------       --------

Net increase (decrease) in cash and cash equivalents .............        (3,067)           607
Cash and cash equivalents, beginning of period ...................         4,262          3,862
                                                                        --------       --------
Cash and cash equivalents, end of period .........................      $  1,195       $  4,469
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

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                  For the Nine Months
                                                                                   Ended September 30,
                                                                                 -----------------------
                                                                                   1998            1997
                                                                                 --------       --------
Reconciliation of net income to net cash
  provided by operating activities:
  Net income ..............................................................      $     94       $  5,901
  Extraordinary items .....................................................           919           (353)
  Gain on sale of investments .............................................          (123)          (686)
  Gain on sale of real estate .............................................        (1,275)        (4,350)
  Depreciation and amortization ...........................................         6,163          5,389
  Equity in (income) loss of partnerships .................................           184           (541)
  Interest on advances to partnerships ....................................          (566)          --
  Changes in other assets and liabilities, net of effects of noncash investing and financing activities:
     Decrease in interest receivable ......................................             3              5
     (Increase) in other assets ...........................................        (5,214)        (4,890)
     Increase in other liabilities ........................................         2,138            853
     Increase (decrease) in interest payable ..............................          (362)           406
                                                                                 --------       --------
Net cash provided by operating activities .................................      $  1,961       $  1,734
                                                                                 ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase of real estate:
  Real estate .............................................................      $ 10,971       $ 30,553
  Other assets ............................................................           764            431
  Notes and interest payable ..............................................        (7,062)       (15,756)
  Other liabilities .......................................................          (528)          (722)
                                                                                 --------       --------
     Cash paid ............................................................      $  4,145       $ 14,506
                                                                                 ========       ========

Assets disposed of and liabilities released in connection
  with the sale of real estate:
  Real estate .............................................................      $    676       $  9,572
  Other assets ............................................................            67             29
  Notes and interest payable ..............................................        (1,046)        (7,493)
  Other liabilities .......................................................            (4)          (134)
  Gain on sale ............................................................         1,275          4,404
                                                                                 --------       --------
     Cash received ........................................................      $    968       $  6,378
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

                          NATIONAL INCOME REALTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            For the Nine Months
                                                                             Ended September 30,
                                                                            ---------------------
                                                                            1998            1997
                                                                            ----            ----
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  (Continued):

Real estate written off pursuant to condemnation.....................       $   -         $  2,209

Note and accrued interest receivable written off.....................       $   -         $    977

Note payable written off pursuant to the condemnation of
  the collateral property............................................       $   -         $  1,725

Allowances for estimated losses charged off in connection
  with the write-off of real estate and note receivable..............       $   -         $  1,462


















              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          NATIONAL INCOME REALTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. Dollar amounts in tables are in thousands. Certain 1997 balances have been reclassified to conform to the 1998 presentation.

On January 1, 1998, the Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Accumulated other comprehensive income (loss) presented in the accompanying September 30, 1998, Consolidated Balance Sheet and Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1998, represents unrealized holding losses on marketable equity securities.

NOTE 2.  REAL ESTATE

In April 1998, the Trust sold Mountain View Shopping Center in Las Vegas, Nevada, for $2 million, receiving net cash proceeds of $968,000 (after the payoff of the $1 million mortgage and closing costs) and recognizing a gain on the sale of $1.3 million.

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

In May 1998, the Trust purchased a 33-acre tract of land in Frisco, Texas, for $4.9 million, $3 million of which was financed with a mortgage that matures in March 1999. The Trust plans to build a luxury apartment community to be known as The Vintage at Legacy Lakes on this land. The Trust paid Tarragon a $45,000 acquisition fee and a $30,000 financing fee in connection with this transaction.

In June 1998, the Trust acquired three properties with a total of 446 apartments for an aggregate purchase price of $5.4 million, $4.1 million of which was financed through the assumption of existing government-subsidized, low interest mortgages. The properties include Desert Winds and Silver Creek each with 152 units located in Jacksonville, Florida, and Palm Grove with 142 units located in Orlando, Florida. In connection with these acquisitions, the Trust paid Tarragon acquisition fees totaling $18,753.

In the second quarter of 1998, the Trust identified 12 multifamily properties with an aggregate 3,406 units and aggregate net carrying value of $56.8 million that it would pursue marketing for a possible bulk sale and,

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2.  REAL ESTATE (Continued)

accordingly, reclassified these properties to real estate held for sale. The Trust ceased depreciating these properties in April 1998. In September 1998, the Trust removed from consideration for sale two of the properties identified in April 1998 with an aggregate 320 units and aggregate net carrying value of $5.7 million, and reclassified them to held for investment; depreciation will resume in October 1998. Also in September 1998, the Trust identified four other properties that it would pursue marketing for sale, three commercial properties with total square footage of 216,797 and aggregate net carrying value of $7.6 million and one multifamily property with 136 units and a net carrying value of $1.6 million. These three properties are classified as held for sale at September 30, 1998, and depreciation will cease as of October 1, 1998. As the estimated fair values of these properties exceeded their carrying values at the time of determination to reclassify, no losses were recognized upon their reclassification.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in and advances to partnerships, accounted for using the equity method, consisted of the following at September 30, 1998:

Sacramento Nine .......................................      $   460
Ansonia Apartments, L.P. ("Ansonia") ..................       13,185
Danforth National Apartments, Ltd. ("Danforth") .......        3,487
801 Pennsylvania Avenue ...............................         --
National Omni Associates, L.P. ("Omni") ...............        4,813
Orange National Partners, Ltd. ("Orange") .............        4,175
RI Windsor, Ltd. ("Windsor") ..........................        2,835
RI Panama City, Ltd. ("Panama City") ..................        1,411
Tarragon Savannah, L.P. ("Savannah") ..................        2,704
                                                             -------
                                                             $33,070
                                                             =======

In December 1997, the Trust contributed $721,000 to Omni in exchange for a 55% non-controlling general partner interest in this partnership. In 1998, the Trust contributed an additional $4.4 million to Omni, which purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, for $32 million in February 1998. $26 million of the purchase price was financed through first and second lien mortgages. In connection with this transaction, Omni paid Tarragon a $150,000 acquisition fee. In accordance with the partnership agreement, the Trust is to receive a preferred return of 10% compounded monthly on its contributions. Through December 31, 2001, the Trust will receive 78% of the partnership's cash distributions from operating net cash flow, as defined in the partnership agreement, until the preferred return has been paid and the Trust's contributions have been repaid. The Trust will receive 55% of subsequent cash distributions from the partnership. Any of the preferred return not paid as of December 31, 2001, is to be paid out of disposition net cash flow, as defined in the partnership agreement.

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

$15.8 million loan to finance construction. The Trust also advanced the partnership $4 million which is to be repaid following completion and lease-up of the property. Until lease-up of the property, the construction loan is guaranteed by the other general partner. As the Trust holds a non-controlling interest in the partnership, it accounts for its investment in the partnership using the equity method.

During the first nine months of 1998, Ansonia, in which the Trust holds a 70% non-controlling general partner interest, purchased eight apartment properties comprising 1,768 units in Connecticut in six separate transactions for an aggregate purchase price of $60.9 million, $50.9 million of which was financed with mortgages. The remainder of the purchase price was paid with funds the Trust contributed to Ansonia. Ansonia paid Tarragon financing and acquisition fees totaling $54,450 in connection with these transactions.

In June 1998, new first mortgage financing in the amount of $4.2 million secured by 801 Pennsylvania Avenue was obtained. The Trust received $3.8 million of the financing proceeds, $2.9 million of which represented the Trust's original investment, $606,000 of which represented accrued interest, and $267,000 of which represented the Trust's 50% participation in excess proceeds.

Set forth below are summarized financial data for the partnerships accounted for using the equity method as of and for the nine months ended September 30, 1998 (unaudited):

                                                                                       Other           In
                                                        Ansonia          Omni        Operating       Lease-Up         Total
                                                        -------          ----        ---------       --------         -----
Real estate held for investment ..................      $ 67,360       $ 32,337       $ 10,142       $ 61,801       $ 171,640
Accumulated depreciation .........................          (302)          (433)        (3,112)          (492)         (4,339)
Other assets .....................................         1,799          1,464            472          1,317           5,052
Notes and interest payable .......................       (54,015)       (26,050)        (7,994)       (47,472)       (135,531)
Other liabilities ................................        (1,657)        (1,113)          (146)       (16,006)        (18,922)
                                                        --------       --------       --------       --------       ---------
Partners' capital ................................      $ 13,185       $  6,205       $   (638)      $   (852)      $  17,900
                                                        ========       ========       ========       ========       =========

The Trust's proportionate share of capital .......      $ 13,185       $  4,813       $    460       $   (628)      $  17,830
Advances .........................................          --             --             --           15,240          15,240
                                                        --------       --------       --------       --------       ---------
Investments in and advances to
 partnerships ....................................      $ 13,185       $  4,813       $    460       $ 14,612       $  33,070
                                                        ========       ========       ========       ========       =========

Rental revenue ...................................      $  2,724       $  2,876       $  1,693       $  1,624       $   8,917
Property operating expenses ......................        (1,320)        (1,426)          (527)        (1,179)         (4,452)
Interest expense .................................          (944)        (1,424)          (365)        (1,919)         (4,652)
Depreciation expense .............................          (296)          (432)          (259)          (453)         (1,440)
                                                        --------       --------       --------       --------       ---------
Net income (loss) ................................      $    164       $   (406)      $    542       $ (1,927)      $  (1,627)
                                                        ========       ========       ========       ========       =========

Equity in income (loss) of
   partnerships ..................................      $    164       $   (316)      $  1,286       $ (1,318)      $    (184)
                                                        ========       ========       ========       ========       =========

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

"Other Operating" partnerships include two fully operational partnerships, and "In Lease-up" partnerships include four partnerships with recently constructed properties presently in the lease up stage. Orange's property is under construction and has had no operations to date. The Trust's equity in income of "Other Operating" partnerships includes $873,000 received from the refinancing of 801 Pennsylvania Avenue, as described above, representing accrued interest on the Trust's original investment and additional advances plus a 50% participation in the excess financing proceeds.

NOTE 4.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in marketable equity securities are carried at fair value. Investments in marketable equity securities with a cost basis of $178,000 and a fair value of $100,000 are included in "Other assets" in the accompanying September 30, 1998 Consolidated Balance Sheet. These investments are considered available for sale, and unrealized holding gains and losses are included in other comprehensive income (loss). During the first nine months of 1998, unrealized losses of $88,000 were incurred, and investments with a cost basis of $457,000 (determined by the average cost method) were sold for $580,000, resulting in realized gains of $123,000.

NOTE 5.  NOTES AND INTEREST PAYABLE

In June 1996, the Trust purchased the $3.1 million Fannie Mae mortgage backed security ("Fannie Mae MBS") issued by the lender in connection with the financing of Forest Oaks Apartments at a 1/2% discount and simultaneously entered into a reverse repurchase agreement with an investment bank. The investment bank purchased the Fannie Mae MBS from the Trust for 92% of its value, and the Trust agreed to repurchase the MBS from the investment bank one month later at the same price plus interest at the London Interbank Offered Rate ("LIBOR") plus 1/2% per annum. In July 1996, the Trust purchased the $16.7 million Government National Mortgage Association mortgage backed security ("GNMA MBS") issued by the lender in connection with the financing of Heather Hills Apartments at a 2.7% discount and added this MBS to the reverse repurchase transaction with the investment bank. As provided for in the agreement, the Trust and the investment bank extended the repurchase date monthly, and the repurchase price fluctuated with changes in the values of the MBSs. In January 1997, the Trust entered into a similar repurchase transaction with a government sponsored enterprise which purchased the MBSs for 97% of their aggregate value, and the Trust agreed to repurchase them one month later at the same price plus interest at 5.4% per annum. The Trust and the government sponsored enterprise extended the repurchase date monthly, establishing a new repurchase price each month. In November 1997, the Trust purchased the $2.7 million Fannie Mae MBS issued by the lender in connection with the financing of Cross Creek Apartments at face value and added this MBS to the reverse repurchase transaction. In July 1998, the Trust renewed the reverse repurchase agreement with the investment bank. Currently, the repurchase date is December 1998, the repurchase price is $22.2 million, and the interest rate is 5.4%. The reverse repurchase transaction has resulted in effective interest rates as of September 30, 1998, on the Forest Oaks, Heather Hills, and Cross Creek financings of 6.14%, 6.81%, and 6.96%, respectively.

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

In May 1997, the Trust accepted a commitment from GMAC Commercial Mortgage Corporation ("GMAC") for a $50 million revolving credit facility. Advances under the facility are available to finance properties currently owned by the Trust as well as new acquisitions. The outstanding balance is limited to the lesser of 75% of the value of the collateral properties or an amount supported by a debt service coverage ratio of 1.25. The borrowing base may be increased by adding new or existing properties to the collateral pool. Advances are limited to the lesser of 75% of the appraised value of the property as stabilized or 80% of total acquisition costs which include the purchase price of a newly acquired property and the cost of improvements incurred between the date of acquisition and the date that any mortgage secured by that property is recorded. A newly acquired property is defined as a property owned by the Trust for less than one year. The outstanding balance under the facility bears interest at the 30 day LIBOR plus a variable spread of between 2% and 2.5% which is determined based on the loan-to-value and debt service coverage maintained. Payment terms include interest only monthly with the outstanding balance due at maturity, which is 36 months from the date of the first advance. The Trust may extend the maturity by two six-month terms, but no new fundings may occur under the facility during any extension period. The Trust has obtained fundings under this revolving credit facility totaling $47.5 million, $42 million of which were obtained in 1997, secured by first mortgages against nine Trust properties. The Trust received net cash proceeds of $31.7 million ($26.3 million in 1997) from these fundings after the payoff of existing mortgages of $13.5 million, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, the Trust paid Tarragon financing fees totaling $475,425 ($420,000 in 1997).

In June 1998, the Trust obtained a $35 million revolving credit facility from GMAC with substantially the same terms as the $50 million revolving credit facility obtained in 1997. The outstanding balance under the facility bears interest at the 30-day LIBOR plus 2%. Payment terms include interest only monthly with the outstanding balance due at maturity, which is June 2001. Similar to the $50 million facility, the maturity of the $35 million facility may be extended by two six-month terms, but no new fundings may occur under the facility during any extension period. In June 1998, the Trust obtained fundings under this revolving credit facility of $9.5 million secured by first mortgages on two properties. The Trust received net cash proceeds of $4 million from these fundings after the payoff of existing mortgages totaling $5.1 million, establishing escrows for taxes, insurance, and repairs, and paying the associated closing costs. In connection with these fundings, the Trust paid Tarragon financing fees totaling $95,000.

In April 1998, the Trust obtained interim financing secured by The Vistas at Lake Worth of $9.5 million. After closing costs and establishing required escrows, the Trust received net cash proceeds of $9.1 million. The Trust paid Tarragon a financing fee of $95,000 in connection with this transaction.

During the first nine months of 1998, the Trust obtained permanent financing from a government sponsored enterprise at fixed rates between 6.71% and 6.96% secured by five properties totaling $24.6 million. After the payoff of $15.1 million in existing debt, establishing escrows for taxes, insurance, and repairs, and closing costs, the Trust received net cash proceeds of $7.4 million. In connection with these financings, the Trust paid Tarragon financing fees totaling $245,920.

                          NATIONAL INCOME REALTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5.  NOTES AND INTEREST PAYABLE (Continued)

During the first nine months of 1998, the Trust recognized $919,000 of extraordinary expenses resulting from prepayment penalties and the write-off of deferred financing expenses associated with certain 1998 refinancings.

NOTE 6.  ADVANCES FROM AFFILIATES

Other liabilities at September 30, 1998, included $3.9 million advanced by affiliates of Tarragon during the first nine months of 1998 pursuant to a two-year $5 million line of credit. Advances under the line of credit bear interest at LIBOR plus 1% per annum and were made in part to facilitate acquisitions by the Trust and partnerships in which it holds interests.

NOTE 7.  EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three and nine month periods ended September 30, 1998 and 1997. 1997 share and per share data have been restated to give effect to the 10% share distribution paid to shareholders in September 1997.

Following is a reconciliation of the weighted average shares of beneficial interest outstanding used in the computation of earnings per share and earnings per share - assuming dilution. The effect of share options on weighted average shares of beneficial interest outstanding - assuming dilution for the three months ended September 30, 1998, is not reflected below because their effect is anti-dilutive.

                                                     For the Three Months           For the Nine Months
                                                      Ended September 30,            Ended September 30,
                                                   ------------------------      ------------------------
                                                     1998           1997           1998            1997
                                                   ---------      ---------      ---------      ---------
Weighted average shares of
  beneficial interest outstanding ...........      3,766,807      3,854,552      3,808,619      3,874,844

Share options ...............................           --           37,502         62,709         31,227
                                                   ---------      ---------      ---------      ---------

Weighted average shares of
  beneficial interest outstanding -
  assuming dilution .........................      3,766,807      3,892,054      3,871,328      3,906,071
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

NOTE 10.  SUBSEQUENT EVENTS

In October 1998, the Trust obtained mortgages totaling $10.8 million secured separately by four properties. The Trust received net proceeds of $4.7 million after the payoff of existing debt totaling $5.4 million, funding required escrows, and closing costs. The Trust paid Tarragon financing fees totaling $107,500 in connection with these transactions.

Also in October 1998, the Trust purchased a 62,500 square foot office building in Houston, Texas, for $3.5 million, $2 million of which was financed with a mortgage. The Trust paid Tarragon an acquisition fee of $34,500 in connection with this transaction.

On October 20, 1998, at a Special Meeting of Shareholders of the Trust, the shareholders approved by a vote of 94% of the shares voted a proposal to incorporate the Trust as a California corporation and merge that corporation into Tarragon Realty Investors, Inc. ("TRI"), with the shares of beneficial interest of the Trust to be converted into 1.97 shares of Common Stock of TRI. It is anticipated that the transaction will be consummated in November 1998.








                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this report.

Introduction

National Income Realty Trust (the "Trust") invests in income-producing real estate through acquisitions, leases, and partnerships. The Trust was organized on October 31, 1978, and commenced operations on March 27, 1979. At September 30, 1998, the Trust's real estate portfolio included 65 properties, 21 of which were held for sale, located throughout the United States, with concentrations in the Southeast and Southwest. These properties consisted of 43 apartment complexes, 13 shopping centers, three office buildings, five parcels of land, and one single-family residence. All of the Trust's real estate, except for ten properties, is encumbered by mortgages. The Trust's current policy is to fund mortgage loans only in connection with, and to facilitate, the sale of real estate. Accordingly, as existing mortgages receivable have been paid off, the Trust's portfolio of mortgage notes receivable has declined and is expected to continue to decline.

The Trust also owns through partnerships three office buildings and 16 apartment communities, three of which are under construction. All of these properties are encumbered by mortgages.

The Trust's objective is to maximize the long term value of its real estate portfolio with an emphasis on increasing operating income and future cash distributions to shareholders. Management focuses on both the appreciation of the existing real estate portfolio, through intensive management and capital improvements, and enlarging the portfolio with highly selective and opportunistic acquisitions concentrated on older, undermanaged, and underperforming multifamily projects in geographical regions where the Trust presently owns properties. The Trust also intends to invest increasing amounts in new construction of apartment communities either directly or through partnerships. In the first nine months of 1998, the Trust completed construction of three apartment communities, two of which are owned through partnerships. The Trust currently has five apartments communities under construction, three of which are owned through partnerships. To the extent it invests in construction projects, the Trust is subject to business risks, such as cost overruns and delays, associated with such higher risk activities. In addition to raising capital through operating income, the Trust intends to generate capital through mortgage refinancings and selective disposition of certain assets.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $1.2 million at September 30, 1998, compared to $4.3 million at December 31, 1997. The Trust's principal sources of cash have been property operations and external sources, such as property sales and refinancings. Sources of cash projected through the end of 1998 include net financing proceeds upon the refinancing of seven properties of $5 million and proceeds from the sale of three properties totaling $5.8 million. During the first quarter of 1999, the Trust expects to receive $8 million from the refinancing of The Mayfaire at Windsor Parke, Harbour Green, and The Club at Danforth, three properties owned through partnership, and $13 million in net proceeds from the refinancing of five other properties. The Trust expects these sources will continue to be sufficient to meet projected cash requirements, including debt service obligations, property maintenance and improvements, and continuation of regular cash distributions. For the remainder of 1998, the Trust expects to invest $2.5 million in capital improvements to its properties (excluding construction properties), make principal payments (excluding mortgage payoffs in connection with refinancings) of $400,000, and pay cash distributions to shareholders totaling $750,000. Additionally, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Trust contemplates funding $2.5 million of costs for the Vintage at Legacy Lakes (the "Vintage"), an apartment community to be developed in Frisco, Texas. The Trust has a firm commitment for a $23 million construction loan for the Vintage. Also, the Trust anticipates purchasing one commercial property in late 1998 for $9.3 million, the cash portion of which should be $800,000. Although the Trust expects sources of cash to be more than sufficient to fund planned uses of cash, there can be no assurance that the expected sales and refinancings of properties will be consummated when anticipated. If the timing of these transactions is later than the Trust has projected, certain of the planned uses of cash, including initial construction costs for the Vintage, will be postponed until sufficient cash is accumulated.

The Trust purchased five properties during the nine months ended September 30, 1998, for $11 million, $7.1 million of which was financed through first mortgages. The Trust paid cash totaling $4.1 million at closing of these purchases.

The Trust sold one shopping center during the nine months ended September 30, 1998, recognizing a gain of $1.3 million and receiving net cash proceeds of $968,000.

The Trust invested $11.3 million in capital improvements to its properties during the first nine months of 1998, including $2.9 million on the construction of The Vistas at Lake Worth, which was completed in the first quarter of 1998.

During the nine months ended September 30, 1998, the Trust contributed $4.4 million to National Omni Associates, L.P., which purchased 5600 Collins Avenue, a 289-unit, high rise apartment building in Miami Beach, Florida, in February 1998.

During this same period, the Trust contributed or advanced $6.7 million to Orange National Partners, Ltd., Tarragon Savannah, Ltd., and Danforth National Apartments, Ltd., each of which is constructing a luxury apartment community with a construction loan expected to fund remaining construction costs.

Also during this period, the Trust contributed $12 million to Ansonia Apartments, L.P., which purchased eight Connecticut properties with a total of over 1,500 apartment units in six separate transactions between April and August 1998.

During the nine months ended September 30, 1998, the Trust received proceeds from the sale of marketable equity securities of $580,000 and realized gains on these sales totaling $123,000.

During the first nine months of 1998, the Trust obtained first mortgage financing totaling $49.3 million and received net cash proceeds of $26.3 million after the payoff of existing debt of $20.1 million, funding escrows, and paying associated closing costs. The Trust made other principal payments totaling $1.7 million during the nine months ended September 30, 1998. Principal payments of $2.4 million, including balloon payments of $1.9 million, are due during the remainder of 1998. The Trust intends to either pay off the maturing mortgages or extend the due dates while seeking to obtain long term refinancing. While management is confident of its ability to acquire financing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company received advances from affiliates of Tarragon Realty Advisors, Inc., ("Tarragon") totaling $3.9 million during the first nine months of 1998 pursuant to a two-year $5 million line of credit. Advances under the line of credit bear interest at the London Interbank Offered Rate plus 1% per annum and were made on a short-term basis in part to facilitate acquisitions by the Trust and partnerships in which it holds interests.

The Trust received $3.8 million from the refinancing of 801 Pennsylvania Avenue in June 1998.

During the nine months ended September 30, 1998, the Trust repurchased 161,175 of its shares of beneficial interest at a total cost of $3.7 million. During 1996, the Trust's Board of Trustees (the "Board") authorized the Trust to repurchase up to an additional 313,092 shares of beneficial interest, all of which had been purchased as of September 30, 1998. In September 1998, the Board authorized the Trust to repurchase up to an additional 100,000 shares of beneficial interest, of which 64,446 had been purchased as of September 30, 1998.

Cash distributions to shareholders totaling $2.7 million, or $0.60 per share, were paid during the nine month period ended September 30, 1998. The Trust has paid regular quarterly cash distributions since September 1993.

Results of Operations

The Trust reported a net loss of $1.2 million and net income of $94,000, respectively, for the three and nine month periods ended September 30, 1998, compared to net income of $3.6 million and $5.9 million, respectively, for the three and nine month periods ended September 30, 1997. The major components of the change in results of operations are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $5.5 million and $16.2 million for the three and nine month periods ended September 30, 1997, to $6.3 million and $19 million for the corresponding periods in 1998.

     Multifamily Properties

     The Trust's multifamily portfolio, which represented 81% of the Trust's real estate and included 8,433 operating apartment units at September 30, 1998, reported increases in net rental income of $826,000, or 20%, and $2.7 million, or 18%, respectively, for the three and nine month periods ended September 30, 1998, compared to the corresponding periods in 1997. Of these increases, $110,000 and $1.3 million are related to properties acquired in 1997 and 1998. Decreases of $54,000 and $544,000 resulted from the sale of three multifamily properties during 1997. The remainder of the increase comes from higher rents and decreased vacancy losses for multifamily properties held in both years. Overall, both physical and economic occupancy levels have increased for multifamily properties held in both years.

     Commercial Properties

     The Trust's commercial portfolio included 1.6 million square feet at September 30, 1998. The sale of Mountain View Shopping Center in April 1998 resulted in decreases in net rental income of $53,000 and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     Commercial Properties (Continued)

     $79,000, respectively, for the three and nine month periods ended September 30, 1998, compared to the corresponding periods in 1997. The addition of Mariner Plaza Shopping Center to the Trust's commercial portfolio in August 1997 contributed additional net rental income of $18,000 and $126,000 for these periods. Overall, commercial properties held in both years reported an increase in net rental income of $195,000 for the nine months ended September 30, 1998, compared to the corresponding period in 1997, principally due to increased rental rates, while net rental income for the three months ended September 30, 1998, was relatively stable compared to the corresponding period in 1997. Overall, physical occupancy levels for commercial properties held in both years were slightly lower than reported in 1997.

Equity in income (loss) of partnerships decreased $743,000 and $725,000, respectively, for the three and nine month periods ended September 30, 1998, compared to the corresponding periods in 1997. Decreases of $664,000 and $1.3 million resulted from the commencement of operations of four partnership properties with an aggregate 1,062 units which are presently in the lease up stage and which are either still under construction or only recently completed. As of November 1, 1998, occupancy at these four properties is as follows:

   Partnership Name                           Property Name                  Location          Number of Units      Occupancy
   ----------------                           -------------                  --------          ---------------      ---------
RI Windsor, Ltd.                         Mayfaire at Windsor Parke        Jacksonville, FL           324                68%
RI Panama City, Ltd.                     Harbour Green                    Panama City, FL            200                65%
Danforth National Apartments, Ltd.       The Club at Danforth             Jacksonville, FL           288                51%
Tarragon Savannah, L.P.                  The Links at Georgetown          Savannah, GA               250                38%

Decreases of $149,000 and $316,000 resulted from the operations of 5600 Collins Avenue, the sole property of National Omni Associates. The decreases for the nine months ended September 30, 1998, are partially offset by an increase of $873,000 resulting from the refinancing of 801 Pennsylvania Avenue. $606,000 of this amount represented accrued interest on the Trust's original investment and additional advances, and $267,000 represented the Trust's 50% participation in the excess financing proceeds.

Interest revenue increased for the three and nine month periods ended September 30, 1998, compared to the corresponding periods in 1997, primarily due to interest on advances to certain partnerships in which the Trust holds investments accounted for using the equity method.

Interest expense increased from $3.4 million and $9.1 million, respectively, for the three and nine month periods ended September 30, 1997, to $4.3 million and $11.9 million, respectively, for the corresponding periods in 1998. Increases of $416,000 and $1.5 million resulted from the 1997 and 1998 acquisitions. In addition, long term and interim mortgage financing, including advances under line of credit facilities, obtained in 1997 and 1998 on properties held in both years increased mortgage loans by $54.3 million. Due to lower rates on most new loans and advances, the related interest expense increased by only $317,000 and $2.3 million for these periods. Decreases of $124,000 and $479,000 resulted from the sale of four properties in 1997 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Advisory fees to Tarragon decreased $120,000 and $61,000, respectively, for the three and nine month periods ended September 30, 1998, compared to the three and nine month periods ended September 30, 1997. The advisory fee is an incentive fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement approved by the Board and shareholders. See "Funds from Operations" below.

During the first nine months of 1998, the Trust recognized gains totaling $123,000 relating to sales of investments in marketable equity securities and a gain on the sale of Mountain View Shopping Center of $1.3 million.

Also, during the first nine months of 1998, the Trust recognized $919,000 in extraordinary expenses resulting from prepayment penalties and the write-off of deferred financing expenses associated with certain 1998 refinancings.

During the first nine months of 1997, the Trust recognized gains totaling $4.4 million on the sale of Plaza Hills Apartments, Huntington Green Apartments, and Pheasant Pointe Apartments and a $54,000 loss related to the sale of a warehouse owned by Indcon, L.P., in which the Trust held a 40% interest until November 1997.

In August 1997, the Trust recognized an extraordinary gain on debt forgiveness of $436,000 in connection with the discounted payoff of the mortgage loan secured by Southgate Shopping Center and $83,000 of extraordinary expenses resulting from prepayment penalties and the write-off of deferred financing expenses associated with certain 1997 refinancings.

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

Funds from operations ("FFO") for the three and nine month periods ended September 30, 1998 and 1997, are as follows (unaudited) (dollars in thousands):

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds from Operations (Continued)

                                                     For the Three Months           For the Nine Months
                                                      Ended September 30,            Ended September 30,
                                                   ------------------------      ------------------------
                                                     1998           1997           1998            1997
                                                   ---------      ---------      ---------      ---------

Net income (loss) ...........................      $(1,199)      $ 3,619       $    94       $ 5,901
Extraordinary items .........................          589          (353)          919          (353)
Gain on sale of real estate .................         --          (2,774)       (1,275)       (4,350)
Depreciation and amortization of
  real estate assets ........................        1,635         1,724         5,506         4,902
Depreciation and amortization of
  real estate assets of partnerships ........          660            79         1,093           270
Distributions from partnerships in
  excess of the Trust's investments
  in the partnerships .......................          (71)           (2)         (338)          (41)
                                                   -------       -------       -------       -------
Funds from operations .......................      $ 1,614       $ 2,293       $ 5,999       $ 6,329
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

Included in FFO for the three and nine month periods ended September 30, 1998, are gains totaling $6,000 and $123,000, respectively, resulting from the Trust's sale of investments in marketable equity securities. Included in FFO for the three and nine month periods ended September 30, 1997, are gains of $686,000 resulting from the sale of investments in marketable equity securities.

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

Impact of Year 2000 Issues

The Year 2000 Issue is the result of electronic devices storing the applicable year as a two-digit field rather than four. Consequently, any of the Trust's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, process invoices, or engage in similar normal business activities. Following is a discussion of the status of the Trust's assessment of its exposure to Year 2000 Issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of Year 2000 Issues (Continued)

     State of Readiness

     With regards to the Trust's Information Technology Systems, certain computer equipment and software of the Trust's properties and Tarragon, the Trust's advisor which provides accounting and information services to the Trust, were found not to be Year 2000 compliant. The Trust and Tarragon have begun to replace the computer equipment with Year 2000 compliant equipment and to upgrade the software to Year 2000 compliant versions. These upgrades were planned regardless of Year 2000 Issues, but they were accelerated in order to ensure compliance. These upgrades are expected to be completed by the third quarter of 1999. With regard to embedded technology issues, such as with elevators in commercial buildings, sprinker systems, security gates, and security alarms, the Trust is currently assessing the potential risks. The Trust believes that such risks will not materially affect the Trust's business.

     The Trust is currently assessing potential risks related to third parties, including utility companies, banks, and phone companies. The Trust believes there is minimal risk that these third parties will not be Year 2000 compliant.

     Costs to Address the Year 2000 Issues

     To date, Tarragon has incurred $20,000 for replacing noncompliant hardware and $25,000 for purchasing upgraded accounting software. Of these costs, approximately $20,000 has been charged back to the Trust through expense reimbursements. The Trust is also upgrading the rent software at its properties. This upgraded software is being provided free of charge by the software manufacturer. Expected remaining costs are $25,000 for software conversion, including consulting fees, and $20,000 for additional hardware. The Trust's share of these costs will be approximately 40%. Costs incurred after the consummation of the merger of the Trust and Tarragon Realty Investors, Inc. ("TRI"), as discussed below, will be borne entirely by the consolidated entity.

     The Risks of Year 2000 Issues

     Potential material risks related to the Year 2000 include the following. If the Trust's and Tarragon's computer systems and software are not successfully upgraded prior to 2000, the ability of the Trust to provided timely financial information may be impaired. However, the Trust is confident that these upgrades will be completed in a timely manner. Similarly, the Trust's ability to provide financial information could be adversely affected if computer systems of banks with which the Trust does business do not become Year 2000 compliant. Also, if the computer systems of utility companies which provide services to the Trust do not become Year 2000 compliant, tenants of the Trust's properties could be inconvenienced or even harmed. However, the Trust believes it is unlikely that these banks and utility companies will not become Year 2000 compliant.

     Contingency Plans

     The Trust has not fully completed contingency plans. However, one focus of the plans will be to source alternate third party vendors that are likely to successfully become Year 2000 compliant. The Trust anticipates having the contingency plans in place by mid-year 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidation with Tarragon Realty Investors, Inc.

On February 19, 1998, the Trust and TRI jointly announced the agreement of their respective boards to form a single consolidated entity with TRI, for convenience, as the survivor. The surviving consolidated entity will operate as a self-administered REIT. The consolidation transaction was approved by shareholders of each of the Trust and TRI at special meetings held in October 1998. Under the Merger Agreement (as hereinafter defined), each shareholder of the Trust will receive 1.97 shares of TRI common stock for each share of beneficial interest of the Trust held. TRI, also a REIT, has a similar opportunistic approach to real estate investment and had total consolidated assets of approximately $37 million as of December 31, 1997. Upon the consummation of the consolidation transaction, TRI will acquire Tarragon, the Trust's advisor since April 1, 1994, and TRI's advisor since March 1, 1994, for 100,000 shares of common stock of TRI and options to acquire 350,000 shares of common stock of TRI at prices ranging between $13 and $16 per share. The resulting consolidated enterprise with TRI as the survivor will emerge from these transactions as an integrated, self-administered, self-managed REIT controlling approximately 14,000 apartment units and 2.1 million square feet of retail and office space, primarily in California, Florida, and Texas. The consolidation transaction will be accounted for as a reverse acquisition of TRI by the Trust.

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

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

This form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, planned sources and uses of cash, and assessment and resolution of Year 2000 issues. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Trust. Although the Trust believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Trust or any other person that the objectives and plans of the Trust will be achieved.






                     [This space intentionally left blank.]

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 1998, at its Special Meeting of Shareholders, the shareholders of National Income Realty Trust (the "Trust") voted upon a single matter which was a proposal to incorporate the Trust into a California corporation through the "Incorporation Procedure" described in a Proxy Statement / Prospectus dated September 10, 1998, and approve and adopt an Agreement and Plan of Merger dated as of June 5, 1998, (the "Merger Agreement") among Tarragon Realty Investors, Inc., a Nevada corporation ("TRI") and National Income Realty Corporation (the "California Corporation") as the successor to the Trust by virtue of the Incorporation Procedure and the transactions contemplated by the Merger Agreement, including the conversion of the shares of the California Corporation (represented by the shares of beneficial interest of the Trust) into the right to receive 1.97 shares of Common Stock, par value $0.01 per share, of TRI (the "TRI Common Stock") pursuant to the Merger Agreement. As of September 4, 1998, the record date for determination of the holders of shares of beneficial interest of the Trust issued entitled to receive notice of and to vote at the Special Meeting, there were 3,737,171 shares of beneficial interest of the Trust issued and outstanding and entitled to vote, with each share of beneficial interest of the Trust being entitled to one vote. At such meeting, a total of 2,245,673 votes were cast FOR (94.01% of the total of 2,388,803 shares voted or 60.09% of those entitled to vote), 64,210 shares were voted AGAINST such proposal, and 78,920 shares ABSTAINED from voting.

The Trust anticipates consummating the Merger Agreement during November 1998.

ITEM 5. OTHER INFORMATION

On October 15, 1998, Robert C. Irvine resigned as Executive Vice President and Chief Financial Officer of the Trust for personal reasons. Effective October 21, 1998, Erin D. Davis, Vice President and Chief Accounting Officer, was appointed to the additional position of Chief Financial Officer of the Trust.

On November 2, 1998, John C. Strickland was appointed Managing Director for Real Estate Transactions. Also, on November 1, 1998, Bruce A. Schnitz ceased to be Chief Operating Officer of the Trust, and William S. Friedman, President and Chief Executive Officer, also assumed the duties of Chief Operating Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         Exhibit No.       Description

         Exhibit 2.1 Agreement and Plan of Merger dated June 5, 1998, between Tarragon Realty Investors, Inc., and National Income Realty Trust (incorporated by reference to
                           Exhibit 3.6 to Registration Statement No. 333-60527 on Form S-4)

         Exhibit 27.0      Financial Data Schedule

  (b)    Reports on Form 8-K as follows:

               The following current report on Form 8-K was filed during the period covered by this report or with respect to events which occurred during the period covered by this report:


               Date of Event             Date Filed              Item Reported
               -------------             ----------              -------------
               June 5, 1998          September 21, 1998     5. Other Events
                                                            7. Financial Statements and Exhibits
















                     [This space intentionally left blank.]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL INCOME REALTY TRUST




Date:  November 16, 1998                By:    /s/ WILLIAM S. FRIEDMAN
     --------------------                  ---------------------------------
                                           William S. Friedman
                                           President, Chief Executive
                                           Officer, and Trustee





Date:  November 16, 1998                By:      /s/ ERIN D. DAVIS
     --------------------                  ---------------------------------
                                           Erin D. Davis
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                          NATIONAL INCOME REALTY TRUST
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------

  2.1          Agreement and Plan of Merger dated June 5, 1998, between Tarragon
               Realty Investors, Inc., and National Income Realty Trust
               (incorporated by reference to Exhibit 3.6 to Registration
               Statement No. 333-60527 on Form S-4)

  27.0         Financial Data Schedule                                                                Page  29